Form 10KSB
period 2000-12-31
MOUNTAIN OIL INC
filed 2001-03-29
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 2000, or

[ ]   Transition report pursuant to section 13 or 15(d)  of
the  Securities  Exchange act of 1934 for the  transition  period
from    to

                 Commission File No.  333-37842

                       MOUNTAIN OIL, INC.
   (Name of Small Business Issuer as specified in its charter)

             Utah                           87-0639343
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

   3954 East 200 North East               P.O. Box 1574
          Highway 40                   Roosevelt, UT 84066
       Ballard, UT 84066
       (Street Address)                 (Mailing Address)
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:   (435) 722-2992

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  $637,000.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the public offering price on March 1, 2001, was $1,700,028.

As of December 31, 2000, the Registrant had outstanding 1,853,000 shares of common stock, no par value.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          9

4.   Submission of Matters to a Vote of Security Holders        9

Part II

5.   Market for Common Equity and Related Stockholder Matters   9

6.   Management's  Discussion and Analysis  of  Financial      10
     Condition and Results of Operations

7.   Financial Statements                                      12

8.   Changes in and Disagreements with Accountants             12
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control      12
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                    14

11.  Security Ownership of Certain Beneficial Owners  and      15
     Management

12.  Certain Relationships and Related Transactions            16

13.  Exhibits and Reports on Form 8-K                          17

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     We are a Utah corporation formed on July 30, 1999, engaged in the oil and gas acquisition, exploration, development and production business. Our wells and operations are located within a thirty-mile radius of Duchesne, Utah, and consist of the following:

     *     Twenty-four oil and gas wells
     *     Leased mineral rights on 11,989 acres
     *     Down hole and surface equipment on all twenty-four wells
     *     An office building on Highway 40 in Ballard, Utah

     The first wells were drilled in 1964 and the last well was drilled in 1988. The wells are completed in oil and gas formations between 4,000 and 17,000 feet deep. At one time all wells were producing. However, due to lack of maintenance over the years, most of the wells had ceased production at the time we acquired them. Since July 1999, we have focused our efforts on settling outstanding liabilities, raising capital, and reworking existing wells.

     Total proved reserves are 941 Mbbls of oil and 862 Mmcf of natural gas with a net present value of $4,239,515 as of December 31, 2000. The net present value of our proved reserves is the present value of the future revenues we estimate will be generated from production of proved reserves net of estimated lease operating expenses, production taxes, and future development costs using costs and prices as of the date of estimation without future escalation and without giving effect to non-property related expenses and discounted at an annual discount rate of 10 percent. An oil price of $22.75/bbl for black wax crude and $26.75/bbl for yellow wax crude, and a gas price of $8.32/mcf was used in the economic analysis of the reserves. Oil and gas prices were not escalated. Proved developed reserves were assigned at December 31, 2000, to eight pumping wells totaling 62 Mbbls of oil and 0 Mmcf of natural gas with a net present value of $308,068. Proved undeveloped reserves were assigned to nine undrilled locations totaling 880 Mbbls of oil and 863 Mmcf of natural gas with a net present value of $3,931,447. We intend to develop our proved undeveloped reserves through joint drilling agreements, with funds generated internally through our operations, and through debt and equity financing. Our undrilled locations have been evaluated by several independent oil and gas companies that have expressed interest in participating in the development and we are now negotiating the terms of a possible joint drilling arrangement. We believe that excess revenue generated from our existing wells after the rework project is complete will provide additional capital to develop our reserves. Management believes that bank financing may be available for specific drilling projects, although we have not ascertained the terms on which such financing is available. Finally, Mountain Oil intends to sponsor one or more drilling programs for its undeveloped properties in which investors provide the capital necessary for drilling and completing the well for a payout based on well production.

     We produce two grades of oil, black wax crude oil and yellow wax crude oil, and we also produce natural gas. Black wax crude oil has a thinner consistency and is lower in wax content than yellow wax crude. Wax extracted from oil is used in cosmetics, ink, and other products, and it is the higher wax content of yellow wax crude that accounts for its higher price. The production mix of each type of oil or gas varies according to each well.

     We do not own the land on which the wells are located, but we lease the minerals rights subject to royalty interests. The land and royalty interests are owned by the Bureau of Land Management, the state of Utah, the Ute Indian Tribe, or by private individuals. The average annual rental on the lease agreements is $1.25 per acre per year. Some of the leases do not require any annual payment and are held by production, which means we hold the mineral rights lease as long as there is production or we are developing the lease for production.

     All of our oil production is sold to ENRON Corporation and our natural gas is sold to Coastal Field Services. Natural gas produced at the wells is, in essence, traded to Coastal Field Services for propane or butane, which is used to run the pump jacks and other equipment used for production.

Operations

     We conduct our own operator services for our oil and gas wells. Operating services includes maintaining producing wells and related equipment, swabbing certain wells without pumps to bring oil to the surface, and pulling pipe and performing other tasks related to reworking our wells. We employ 12 persons on a full time basis to perform these services. We own an office and storage facility in Ballard, Utah where we store equipment and tools and from which we operate to service our wells.

     We estimate that it will take approximately 10 months to complete reworking our existing wells. As the rework project progresses, Mountain Oil will evaluate opportunities to develop its undeveloped lease acreage by drilling new wells. In connection with drilling of any wells, we intend to hire outside contractors experienced in the area of oil well drilling. Rates for drilling are either by the day or by the foot. The nature of the well to be drilled will dictate the rate paid by us.

     Our operations are subject to all of the risks incident to exploration for and production of oil and gas, including blow-out of the well due to excessive pressure, cratering of the well due to ground subsidance, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or injury to persons and property. We currently have $1,000,000 policy for public liability and $5,000,000 for claims or losses. If our insurance does not fully cover certain of these risks, the impact could have a material adverse effect on our financial position.

Market

     We sell all of our oil production to ENRON Corporation at spot prices. The price for Yellow Wax Crude from the Uintah Basin is consistently the highest of any type of crude oil in the country based on historical data. Emerging from a two-year downturn, oil prices reached their highest levels since the Gulf War. ENRON will take all of the oil that we can produce. We decided to sell to ENRON based on quality of service and relationships between our companies. If for any reason our contract with ENRON is terminated, we would seek to sell our oil to other purchasers who are active in the area, including, Chevron, Flying J, AMOCO, Calumet, and Phillips. We currently do not use commodity futures contracts or price swaps in marketing our crude oil and natural gas.

     The availability of a ready market for our oil and gas depends on numerous factors beyond our control, including the demand for and supply of oil and gas, the proximity of our natural gas reserves to pipelines, the capacity of such pipelines, fluctuations in production and seasonal demand, the effects of inclement weather and governmental regulation. New gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area. New oil wells may have production curtailed until production facilities and equipment are acquired or developed. Our business will always be subject to these types of risks.

Regulation

     The production and sale of gas and oil are subject to a variety of federal, state and local government regulations, including regulations concerning the prevention of waste, the discharge of materials into the environment, the conservation of natural gas and oil, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters, including taxes. Many jurisdictions have at various times imposed limitations on the production of gas and oil by restricting the rate of flow for gas and oil wells below their actual capacity to produce. In addition, many states have raised state taxes on energy sources and additional increase may occur, although increases in state energy taxes would have no predictable effect on natural gas and oil prices. We believe we are in substantial compliance with applicable environmental and other government laws and regulations. However, there can be no assurance that significant costs for compliance will not be incurred in the future.

     All aspects of the oil and gas industry are extensively regulated by federal, state and local governments. Regulations govern such things as drilling permits, production rates, environmental protection and pollution control, royalty rates, and taxation rates. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the start or continuation of any given exploration or development project. Regulations are subject to future changes by legislative and administrative action and by judicial decisions, which may adversely affect the petroleum industry.

     We believe our operations comply with all applicable legislation and regulations in all material respects and that the existence of such regulations has had no more restrictive effect on our method of operations than other similar companies in the industry. Although we do not believe our business operations presently impair environmental quality, compliance with federal, state and local regulations that have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon our capital expenditures, earnings and competitive position.

     In the areas which we conduct our operations, there are statutory provisions regulating the production of oil and natural gas. These rules may restrict the oil and gas production rate to below the rate our wells can produce. We are also subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. We may be required to obtain permits before drilling and operating our wells. Also, we may be subject to liability for pollution that results from our operations. It is impossible to predict if and to what extent these regulations may impact our operations.

     State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and/or reports concerning operations. The state regulatory authorities may also have statutes and regulations concerning the spacing of wells, environmental matters and conservation.

     At present, our compliance efforts consist of filing monthly production, inventory and sales reports with the state of Utah and the Mineral Management Services. We are also required to file notices when there are any changes in the wells such as relocating tanks and pipes, cleanouts and other activity. We may incur additional costs for clean up in the event of an oil spill. We estimate that we currently spend approximately $5,000 per year to maintain compliance with regulatory requirements. We intend to comply with all regulations pertaining to our operations. However, future legislation and regulation may have adverse impact on our business.

Competition

     In seeking suitable opportunities, we compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources and, in some cases, with financial resources, personnel and facilities substantially greater than ours. There can be no assurance we can compete effectively with these larger entities. The oil and gas industry is highly competitive in all phases. We will encounter strong competition from other independent oil companies in all areas of our business including marketing, production and obtaining external financing. Most of our competitors have financial resources, personnel, and facilities substantially greater than ours. However, unless there is a substantial drop in the market for oil and natural gas, we can sell our products at daily spot prices.

Employees

     We presently have one full-time officer and two full time office staff. In addition, we employ consultants from time-to-time to assist in evaluating oil and gas properties. We employ 12 additional full time production employees who are on call 24 hours a day.

     Our success will be largely dependent upon the efforts and active participation of Craig K. Phillips, the President of Mountain Oil, Joseph F. Ollivier, Chief Financial Officer, and Lynn R. Stratford, Vice President, Finance. The loss of the services of any the officers and key consultants may adversely affect our business decisions. We do not have key man insurance in place for any personnel and do not anticipate purchasing key man insurance until such time as revenues from operations allow.

     Our directors and officers, are, or may become in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, effort and corporate opportunity, involved in participation with such other business entities. The amount of time, which our officers and directors will devote to our business, may be limited. It is not anticipated that any of such other business interests will be ones that are, or will be, in competition with us.

               ITEM 2.  DESCRIPTION OF PROPERTIES

Principal office

     Our offices are located at 3954 East Highway 40, Ballard, Uintah County, Utah. Our building consists of a total of 2,400 square feet with 1,200 square feet on each of two floors. All administrative and managerial functions are performed at our office location. We have purchased our building for $29,324.55 and are current in our mortgage payments.

Oil and gas reserve information

     The following information was provided by Professional Petroleum/Reservoir Engineering Services, Ralph L. Nelms, Consulting Petroleum Engineer. Mr. Nelms is an independent expert who is qualified and is in the business of rendering opinions regarding the value of oil and gas properties based upon the evaluation of all pertinent economic, financial, geologic and engineering information.

     The reserve report is based upon oil and gas sales prices, production history, working interests, net revenue interests, drilling and completion costs, and operating costs provided by Mountain Oil, and were not independently verified by Mr. Nelms. The evaluation is based upon utilization of the oil and gas prices believed to be in effect on December 31, 2000. A field examination of the producing wells was not conducted.

     Estimates of reserves and of future net revenue may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the engineer's estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective and engineering judgment. If these estimates of quantities, prices and costs prove inaccurate, we are unsuccessful in increasing our producing oil and gas wells, and/or declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with our oil and gas assets may be required. While we believe that the estimated proved oil and gas reserves and estimated future net revenues are reasonable, there is no assurance that certain revisions will not be made in the future.

     At December 31, 2000, Mountain Oil held eight total oil wells and 5.24 net productive oil wells. Our oil wells also produce natural gas and we do not own any wells that produce only gas. The wells are situated on 2,080 total gross acres and 1,261 net developed acres of oil and gas leases in Duchesne and Uintah Counties, Utah. The wells are between 7,000 and 14,000 feet deep and are completed to either the Green River or Wasatch substrata formations. For the year ended December 31, 2000, the average sales price per unit of oil produced from our wells was $24.75 and the average production cost per unit of production was $13.00.

     The following table presents a summary of the proved developed and proved undeveloped net oil and gas reserves.

Net oil and gas reserves and net present value as of December 31,
                              2000

Reserve                 Net Oil        Net Gas      Net Present
Classification         Remaining      Remaining     Value At 10%
                         Mbbls          Mmcf          Discount

Proved Developed           62             0           $308,068

Proved Undeveloped        880            863         $3,931,447

Total Proved              942            863         $4,239,515

     Total proved reserves are 942 Mbbls of oil and 863 Mmcf of natural gas with a net present value discounted at 10% of $4,239,515 as of December 31, 2000. Proved developed reserves were assigned to eight wells totaling 62 Mbbls of oil and 0 Mmcf of natural gas with a net present value discounted at 10% of $308,068. Since we used all of our gas production in 2000 to operate our wells so that we had no net sales of gas, no value for natural gas was assigned to the proved developed reserves. Proved undeveloped reserves were assigned to nine undrilled locations totaling 880 Mbbls of oil and 863 Mmcf of natural gas with a net present value discounted at 10% of $3,931,447. Revenues for the proved undeveloped reserves were discounted back to December 31, 2000 with a production start date of January 1, 2002.

     Mountain Oil has five 40-acre proved undeveloped drilling locations in the Green River formation in the Brundage Canyon and Myton Bench fields, and four 320-acre proved undeveloped drilling locations in the Wasatch and Green River formations in the Altamont and Bluebell fields. These drilling locations represent 1,480 gross and 1,134 net acres of undeveloped lease acreage. In addition, Mountain Oil holds 8,696 gross and 7,324 net acres of undeveloped properties in the Altamont, Bluebell, Brundage Canyon, Myton Bench, Duchesne, West Willow Creek North, and Bridgeland fields, which have not been assigned proved undeveloped reserves in the December 31, 2000 reserve report. Mountain Oil intends to focus its efforts over the next 10 months on reworking existing wells for production and will use the net proceeds of this offering for that purpose. Excess cash flow from increased production from these wells will be used to advance our development program for undeveloped reserves. During this period we also intend to implement joint drilling agreements to develop the reserves and pursue debt and equity financing for specific drilling projects.

     The average expense utilized for the reserve evaluations was $1,700 per month per well for a Green River and shallow Wasatch well completion in Brundage Canyon, Myton Bench, West Willow Creek North, and River Junction fields. Operating expense of $4,000 per month per well was used for operating expenses for a deep Wasatch and Green River completion in the Bluebell and Altamont fields. This figure reflects actual monthly operating costs, excluding all state of Utah Severance and Conservation Taxes and Duchesne and Uintah County Ad Valorem property taxes. Monthly operating expenses were not escalated.

     An oil sales price of $26.75 per barrel was utilized for Yellow Wax and $22.75 per barrel was used for Black Wax oil sales. This oil price is based upon the oil price in effect on December 31, 2000 as posted by EOTT on its web site "eott.com".
A gas sales price of $8.32/mcf was used, which was based on the average wellhead gas price in Utah for December 30, 2000, as reported in Gas Daily for sales in to the Questar pipeline system. The average gas wellhead price was calculated using the Questar price quote of $8.395/mmbtu, assuming a wellhead btu value of 1,100 btu/mcf, less $1.00/mcf gathering and transportation charge. Oil and gas prices were not escalated for the economic life of each well.

     In some cases the offset proved undeveloped locations may have different working and net revenue interest than the primary producing well holding the acreage. Mineral interests held by us including working and net revenue interests in proved undeveloped offset acreage held by us were not independently verified.

     Sixteen of our 24 wells were shut in or producing oil and gas at un-economic quantities as of December 31, 2000 using December 31, 2000 oil and gas sales prices. 8.75% was utilized for Ad Valorem taxes based upon Duchesne and Uintah County historical tax assessments for the wells. A severance tax rate of 2% was utilized for the State of Utah. The analysis was performed using before tax evaluation procedures. No calculations of federal taxes or credit for depreciation, depletion, or any type of tax credits were applied to the analysis.

     Estimates of the production decline curves were derived by applying Mountain Oil's historical production data to the David
P. Cooke and Associates Oil and Gas Reserve Evaluation, OGRE and Interactive Decline Evaluation and Analysis, IDEA computer programs. The David P. Cooke and Associates computer programs are widely used and generally accepted by the Oil and Gas Industry through the United States for oil and gas reserve and economic analysis. A maximum of 40 years of well life was utilized in the analysis. Actual economic life for each well analyzed and assigned proved oil and gas reserves did not exceed the maximum economic life of 40 years used in the computer analysis.

     Drilling and completion costs were assumed to be $355,000 for Green River development in Brundage Canyon and Myton Bench area. Deep Wasatch and Green River formation drilling and completion costs in Altamont and Bluebell fields were assumed to be either $1,600,000 or $2,600,000 per well, depending on location.

                   ITEM 3.  LEGAL PROCEEDINGS

     Mountain Oil is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Mountain Oil have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 2000.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Currently, there is no public trading market for our securities and there can be no assurance that any market will develop. A brokerage firm has submitted an application to quote our common stock on the OTC Bulletin Board, but that application has not been approved and we cannot predict when any such approval may be obtained. If a market develops for our securities, it will likely be limited, sporadic and highly volatile.

     Broker-dealers are subject to certain restrictions when they deal in our securities that impair the liquidity of the common stock. Public trading of the common stock is covered by the Penny Stock rule adopted under the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell certain designated securities to persons other than established customers and certain categories of investors. For transactions covered by the rule, the broker-dealer must make a suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to sale. Under certain circumstances, the purchaser may enjoy the right to rescind the transaction within a certain period of time. Consequently, so long as the common stock is a designated security under the rule, the ability of broker-dealers to make certain trades may be affected adversely, thereby impeding the development of a meaningful market in the common stock.

     Since its inception, no dividends have been paid on our common stock. Mountain Oil intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. We currently have 344 holders of record of our common stock.

     Mountain Oil filed with the Securities and Exchange Commission a registration statement on Form SB-2 for the offer and sale of up to 1,000,000 shares of common stock at a price of $2.25 per share or a total of $2,250,000, SEC file no. 333-37842. The registration statement was declared effective on January 19, 2001, and the offering commenced on that date. We terminated the offing on February 28, 2001, after selling 715,068 shares resulting in gross proceeds of $1,609,000. The estimated total expense of the offering for filing fees, professional fees, printing costs and miscellaneous items is $84,947, none of which was paid directly or indirectly to any officer, director, or 10% stockholder. The net proceeds of the offering were approximately $1,524,053. As of the date of this report, we used approximately $175,000 of the net proceeds to purchase oil well equipment, $139,380 to rework wells, $36,600 to purchase service equipment, $282,000 to repay director loans, and $29,000 for general and administrative expenses. Funds applied to repayment of director loans are the only payments made directly or indirectly to any officer, director, or 10% stockholder from the net proceeds. We estimated in the registration statement that a maximum of 15.8% of the net proceeds of the offering would be used to repay director loans, but the $282,000 actually used for this purpose represents approximately 18.5% of the net proceeds of the offering.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

Proposed operations and capital requirements

     We currently own 24 wells in seven oil and gas fields. A total of 14 of the 24 wells are producing oil and gas with pumps in place. Eight of our wells were producing with pumps at economic rates as of December 31, 2000 and were assigned proved developed oil and gas reserves of 62 Mbbls and 0 Mmcf. Mbbls means 1,000 barrels and Mmcf means million cubic feet. We are gathering oil from two additional wells by swabbing. Swabbing brings oil to the surface without a pump. During the year ended December 31, 2000 Mountain Oil generated $637,000 in gross oil sales revenues. All of the gas produced from our wells to date has been used to fuel the batteries and pumps on our wells.

     All of our wells are drilled and cased, however, various rework is required on the wells to improve existing production and to establish production in wells that are not now producing. Two wells are not economically feasible to stimulate or repair and have been plugged and abandoned. We have 12 men in the field each day working on the wells. The activities currently being performed by the crew include swabbing, hot oil treatments, repair, maintenance, pump installation and above ground preparations for reworking the wells. Hot oil treatment involves pumping heated fluid into the well to stimulate the flow of oil.

     Our goal is to rework our 22 wells over the next 10 months. We have estimated the total cost at $2,377,500 to refurbish our existing wells, or an average cost of $108,068 per well. At December 31, 2000, we spent approximately $1,339,302 on our rework project, so we estimate we will spend $1,038,198 more on reworking our wells. The reworking process pulls and tests tubing and rods from the well. Certain areas of the well will be treated with hydrochloric acid to clean the well allowing more oil to flow. Some portions of the well casing will be perforated to allow more oil flow into the well bore. We believe reworking our existing wells will boost oil and gas production. Simultaneously, we will install pipe and compressors to gather natural gas at the wells that lack such development for delivery to local gas collection systems. We intend to finance future reworking of our wells with the proceeds of our public offering and internally with revenues from operations.

     Coastal Field Services operates a gas gathering system in the area where our currently producing wells are located and has agreed to purchase all of our natural gas at spot prices as quoted by Bloomberg. Coastal Field Services delivers to us propane or butane to run our batteries and pumps, the cost of which is offset against the amount owed for the gas gathered from our wells. To date, the value of the gas we deliver has not exceeded the value of the propane or butane we receive, so we have not realized any net revenue from the sale of gas. Our agreement with Coastal Field Service can be terminated by either party at any time. If the agreement were terminated, we would seek other purchasers who would take delivery through the Coastal gas system. In the future we may negotiate with other natural gas purchasers and transportation systems, depending on the location of the well.

     We currently have a crude oil purchase contract in place with ENRON Trading & Transportation at spot prices. The contract is a month- to-month contract that may be terminated by either party upon thirty days written notice. Under the terms of the contract, ENRON will purchase all of the crude oil we can produce at the daily-posted price for the day of delivery. We receive our monthly production check on the 20th of the month following production.

     We completed our first funding in December 1999 by selling our common stock to accredited investors in which we raised $519,000. We completed another round of funding in April 2000, by selling convertible debentures to accredited investors and raised $825,000. These debentures are convertible at $1.50 per share and come due on March 31, 2002. An officer and director exercised options for $50,000 in April 2000. From September through November 2000, two directors loaned a total of $337,729 to us, which bears interest at the rate of 12% per annum and is due in February 2001. These financings have been used to begin work on our wells, purchase equipment, cover operating expenses, and to pay general and administrative expenses.

     On February 28, 2001, we closed our public offering of common stock after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,524,053. As of the date of this report, we used approximately $175,000 of the net proceeds to purchase oil well equipment, $139,380 to rework wells, $36,600 to purchase service equipment, $282,000 to repay director loans, and $29,000 for general and administrative expenses.

     At December 31, 2000, we had a working capital deficit of $414,000 as compared to working capital of $202,000 at December 31, 1999. However, our working capital improved substantially after we closed our public offering in February 2001. Our property and equipment increased from $417,000 at December 31, 1999, to $1,583,000 at December 31, 2000. This increase in property and equipment is attributable to the purchase of a work over rig and surface and down-hole well equipment.

Results of operations

     For the year ended December 31, 2000

     Oil sales were $637,000 for the year ended December 31, 2000. Operating costs and production taxes for that period were $375,000 resulting in a gross profit of $262,000. General and administrative expenses were $286,000 with depreciation, depletion and amortization expenses of $255,000 for the year ended December 31, 2000. Interest expense was $145,000, which included a one-time interest charge of $82,000 arising from the beneficial conversion feature of debentures issued during the year. Other income was $22,000 for the year. We recognized a net loss of $402,000 for the year ended December 31, 2000.

     Net cash used in operating activities for the year ended December 31, 2000 was $89,000. During that period our net cash used in investing activities was $1,421,000 because of our investment in property and equipment. We paid $200,000 on related party notes during the period, received $825,000 on convertible debentures we issued, and obtained $338,000 on related party notes, so that net cash provided by financing activities was $1,012,000. As a result of these changes, we had a net decrease in cash during the year ended December 31, 2000 of $498,000, and at December 31, 2000, we had $14,000 in cash on hand.

     From inception to December 31, 1999

     Oil sales were $97,000 from July 30, 1999, date of inception, to December 31, 1999. Operating costs and production taxes for that period were $65,000 with a gross profit of $32,000. General and administrative expenses were $33,000 with depreciation, depletion and amortization expenses at $12,000. Interest expense was $4,000. We recognized a net loss in the amount of $17,000 during the period from inception to December 31, 1999.

     Net cash used in operating activities was $186,000. We purchased property and equipment of $429,000 for $10,000 in cash, common stock of $84,000 and accounts payable and long-term debt of $335,000. We received $206,000 as proceeds from short-term debt and paid $7,000 against the debt. We also received $509,000 in proceeds from the issuance of our stock. Net cash provided by financing activities was $708,000. At December 31,1999, we had $512,000 of cash on hand.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Mountain Oil. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include success or failure of oil and gas development programs, changes in pricing for the oil and gas we produce, changes in pricing and availability of services we use to produce oil and gas, competitive pressures, legal and regulatory initiatives affecting natural resource development and environmental matters, and conditions in the capital markets. Forward-looking statements made by Mountain Oil are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of Mountain Oil appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants from inception in July 1999 to the present.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     Our business will be managed by our officers and directors.
The following persons are the officers and directors of Mountain
Oil:

Name                     Age    Position                     Since

Craig K. Phillips        47     President and Director       July 1999

Joseph F. Ollivier       58     Vice President - Chief       July 1999
                                Financial Officer/Investor
                                Relations Officer and Director

Lynn Stratford           57     Vice President - Finance     February 2000
                                and Director

Daniel S. Sam            37     Secretary, Treasurer,        July 1999
                                General Counsel and Director

H.L. Peterson            57     Director                     March 2001

Biographies

     The following are brief biographies of the officers and directors:

     Craig K. Phillips, President and Director. Craig K. Phillips has nearly 30 years of experience in the oil industry. Mr. Phillips began his career on a drilling crew and progressed into managing drilling projects and oil and gas production services. From January 1995 to October 1997, Mr. Phillips was superintendent for Uintah Oil & Gas, and from October 1997 through July 1999, Mr. Phillips was self-employed as a consultant in the oil and gas industry. Mr. Phillips' primary responsibility is the firm's day-to-day operations. Mr. Phillips is one of the co-founders of Mountain Oil.

     Joseph F. Ollivier, Vice President, Chief Financial Officer and Director. Since 1995, Mr. Ollivier has been a managing member of First Capital Funding, LLC, a private mortgage company, where he supervises loan activity. Mr. Ollivier is responsible for overseeing our budgeting and financial direction. Mr. Ollivier is also an officer and director of Datigen.com, Inc., a public company, engaged in the business of computer software development.

     Lynn Stratford, Vice President and Director. Lynn Stratford is a Northwestern MBA graduate. Mr. Stratford worked for two years with Arthur Andersen & Co. after graduate school. Since 1978 Mr. Stratford has been the financial specialist in his own venture capitalist firm, starting new companies as well as buying and selling companies. Mr. Stratford has expertise in management, accounting, computers, and financial analysis.

     Daniel S. Sam, Secretary, Treasurer, General Counsel and
Director. Mr. Sam is a licensed attorney and has been engaged in the practice of law in Vernal, Utah, focusing on natural resources law for the past nine years.

     H.L. "Pete" Peterson, Director. Since 1985 Mr. Peterson has been the owner and President of the Business Insurance Group, a company located in Bountiful, Utah engaged in the business of employee benefit programs.

     The following is a biography of the independent petroleum engineer that perform the oil and gas reserve report:

     Mr. Ralph L. Nelms, Consulting Petroleum Engineer, Professional Petroleum/Reservoir Engineering Services. Mr. Nelms is a registered professional petroleum engineer with over 25 years of engineering experience. Mr. Nelms has both a bachelors and a masters degree in Petroleum Engineering as well as an MBA. Mr. Nelms is an expert in all facets of oil and gas production, including property analysis, oil and gas reserve evaluation, project management and development. From January 1996 to July 1998, Mr. Nelms was a manager of engineering and development for Petroglyph Operating Company, based in Hutchinson, Kansas. From August 1998 to April 2000, Mr. Nelms held the position of senior reservoir engineer with Burlington Resources in Farmington, New Mexico. From May 2000 to the present, Mr. Nelms has offered as an independent contractor reservoir engineering and consulting services to four companies with operations in Colorado and New Mexico.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

     Mr. Phillips received a salary of $3,000 per month during our last fiscal year for acting as our president, or a total of $36,000. No other director or officer has received any compensation nor are there any employment agreements in place.
We do not anticipate compensating directors.

Stock Option

      The following table sets forth certain information relating to options granted to our executive officers from inception in July 1999 through December 31, 2000. No options were granted to any employee other than our executive officers

Name                  Number of    % of Total   Exercise Expiration
                     Securities      Options      Price     Date
                     Underlying      Granted      $/sh
                       Options         to
                       Granted      Employees

Craig K. Phillips,      25,000         20%       $1.10   1-15-2010
 President

Joseph Ollivier,        25,000         20%       $1.00   1-15-2010
 Vice President

Lynn Stratford,         50,000         40%       $1.00   1-15-2010
 Vice President

Daniel S. Sam,          25,000         20%       $1.00   1-15-2010
 Secretary and
 Treasurer

     The following table sets forth certain information with respect to unexercised options held by our executive officers as of December 31, 2000.

                                                 Number of Securities         Value of Unexercised
                                                Underlying Unexercised           In-the-money
                      Shares                       Options/SARs at              Options/SARS at
                   Acquired on      Value         December 31, 2000            December 31, 2000
Name               Exericse (#)  Realized ($)  Exercisable/ Unexercisable   Exercisable/ Unexercisable
Craig K. Phillips      -0-           -0-            25,000/ 0                        0/ 0
 President

Joseph Ollivier        -0-           -0-            25,000/ 0                        0/ 0
  Vice Pres.

Lynn Stratford        50,000         -0-                 0/ 0                         -0-
  Vice Pres.

Daniel S. Sam          -0-           -0-            25,000/ 0                        0/ 0
  Sec./ Treas.

     Because there was no public market for our shares at December 31, 2000, we have deemed the Fair Market Value to be the exercise price of the option.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The table on the following page sets forth as of March 2, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Mountain Oil, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Mountain Oil, is the beneficial owner of more than 5% of the outstanding common stock. There are no beneficial owners of 5% or more of the common stock other than the officers and directors listed in the table. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                   Number of       Percent of
                                    Shares          Class (1)

Craig K. Phillips (2)               415,000           16.0
P.O. Box 1622
Roosevelt, UT 84066

Joseph F. Ollivier (2)              372,000           14.3
3191 N. Canyon Rd.
Provo, UT 84604

Lynn Stratford (3)                  145,000            5.6
4376 N. Churchill Dr.
Provo, UT 84604

Daniel S. Sam (2)                   415,000           16.0
319 W.  100 S.
Vernal, UT 84078

Pete Peterson (4)                   136,117            5.1
2063 N. Main
Centerville, UT 84014

All officers and directors         1,483,117          54.2
(5 persons)

(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised any options held, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(2)  The figures for Craig K. Phillips, Joseph F. Ollivier, and
Daniel S. Sam include options held by each to purchase 25,000 shares of common stock at an exercise price of $1.00 per share.

(3) The shares attributed to Lynn Stratford are held 40,000 shares in the name LRS Unitrust #3, Lynn R. Stratford as Trustee;
and 105,000 shares in the name of Lynn R. Stratford.

(4) The figure for Mr. Peterson includes 44,450 shares of common stock held by PKP Investments Ltd., a Utah limited liability company of which Mr. Peterson is the controlling member, options to purchase 25,000 shares of common stock at an exercise price of $2.25 per share, and 66,667 shares of common stock issuable on conversion of a debenture we issued in April 2000.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 9, 1999, we borrowed $100,000 from Joseph F. Ollivier and signed a note for that amount with interest at 12% per year. Interest only was payable with the principal due on November 20, 2000. We secured the note with pumping equipment that we own. The note has been paid in full. Also on November 9, 1999, we borrowed $100,000 from Daniel Sam and signed a note for that amount with interest at 12% per year. This note has also been paid in full.

     In September 2000, we borrowed $85,000 from Joseph Ollivier and $25,000 from Daniel Sam. In October 2000, we borrowed an additional $5,000 from Daniel Sam. On November 1 2000, we borrowed an additional $150,000 from Joseph Ollivier. Each of these loans is represented by a promissory note bearing interest at the rate of 12% per year. All interest and principal is due in February 2001, except the first note issued to Joseph Ollivier for $85,000, which provides for interest to be paid monthly. We secured the note to Mr. Ollivier in the amount of $85,000 with a work over rig and pumping equipment that we own. On November 28, 2000, Mr. Ollivier agreed to make and additional $100,000 available to us under a promissory note, which is identical to the other notes we issued to Mr. Ollivier. To date we have drawn $72,729 against this note. In March 2001, we repaid all of the notes in full.

     The above transactions were on terms as favorable to us as those generally available from unaffiliated third parties. These transactions were approved by all the disinterested directors who did not have an interest in the transaction.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref. No.   Title of Document (1)

1            3.1            Articles of Incorporation
2            3.2            Amended Articles of Incorporation
3            3.3            By-laws
4           10.1            EOTT Purchase Contract
5           10.2            Coastal Gas Agreement
6           10.3            Form of Convertible Note
7           10.4            Note issued to Joseph Ollivier September 5, 2000
8           10.5            Note issued to Joseph Ollivier November 1, 2000
9           10.6            Note issued to Joseph Ollivier November 28, 2000
10          10.7            Note issued to Daniel Sam September 28, 2000
11          10.8            Note issued to Daniel Sam October 13, 2000
12          10.9            Financing Statement Issued to Joseph Ollivier
13          10.10           Form of Oil and Gas Lease with U.S. Bureau of Land
                             Management*
14          10.11           Form of Oil and Gas Lease with U.S. Bureau of Indian
                             Affairs*
15          10.12           Form of Oil and Gas Lease with Private Person*
16          10.13           Schedule of Leases with BLM, BIA, and Private Person
                             (2)
17          10.14           Options Issued to Management - Phillips
18          10.15           Options Issued to Management - Ollivier
19          10.16           Options Issued to Management - Stratford
20          10.17           Options Issued to Management - Sam
21          10.18           Stock Option Plan

(1) These exhibits are included in Mountain Oil's registration statement on Form SB-2, File No. 333-37842, as filed on May 25, 2000, and as amended by Amendment No. 1 filed October 18, 2000, Amendment No. 2 filed December 27, 2000, and Amendment No. 3 filed January 16, 2001, and are incorporated herein by this reference.

(2) Exhibit 10.10, Form of Oil and Gas Lease with U.S. Bureau of Land Management ("BLM"), Exhibit 10.11, Form of Oil and Gas Lease with U.S. Bureau of Indian Affairs ("BIA"), and Exhibit 10.12, Form of Oil and Gas Lease with Private Person, are the three form contracts under which all of the leases of Mountain Oil are held.
Exhibit 10.13, Schedule of Leases with BLM, BIA, and Private Persons, is a complete list of the leases with material details on each lease.

Form 8-K Filings

      No reports on Form 8-K were filed in the last calendar quarter of 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOUNTAIN OIL, INC.

Date:   March  27, 2001            By: /s/ Craig K. Phillips, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Craig K. Phillips, Chief Executive Officer   Date:  March 27, 2001
     and Director


/s/ Joseph Ollivier, Chief Financial Officer     Date:  March 27, 2001
    and Director


/s/ Lynn Stratford, Director                     Date:  March 27, 2001


/s/ Daniel S. Sam, Director                      Date:  March 27, 2001


/s/ Pete Peterson, Director                      Date:  March 27, 2001

                       MOUNTAIN OIL, INC.
                  Index to Financial Statements

                                                     Page


Independent Auditor's report                          F-2


Balance sheet                                         F-3


Statement of operations                               F-4


Statement of stockholders' equity                     F-5


Statement of cash flows                               F-6


Notes to financial statements                         F-7


Schedules of supplementary information on
  oil and gas operations                              F-15

                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Mountain Oil, Inc.


We have audited the accompanying balance sheet of Mountain Oil, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from July 30, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Oil, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from July 30, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.



                         TANNER + CO.



Salt Lake City, Utah
January 24, 2000, except for note 14
which is dated February 28, 2001

                                                            MOUNTAIN OIL, INC.

                                                                 Balance Sheet
                                                                  December 31,

       Assets                                              2000         1999

Current assets:
  Cash                                                $    14,000  $   512,000
  Accounts receivable                                     113,000       78,000
  Inventory                                                58,000
  Subscription receivable                                       -       10,000
  Other current assets                                     79,000        1,000

          Total current assets                            264,000      601,000

Property and equipment, net                             1,583,000      417,000
Deposits                                                   11,000       11,000

                                                     $  1,858,000  $ 1,029,000


       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $    321,000  $  183,000
  Accrued expenses                                          13,000       4,000
  Related party notes payable                              338,000     200,000
  Current portion of long-term debt                          6,000      12,000

          Total current liabilities                        678,000     399,000

Long-term debt                                             864,000      44,000

Commitments                                                      -           -

Stockholders' equity:
  Preferred stock, no par value, authorized 10,000,000
    shares; no shares issued or outstanding                      -           -
  Common stock, no par value, authorized 50,000,000
    shares; 1,853,000 and 1,803,000 shares
    issued and outstanding, respectively                   735,000     603,000
  Accumulated deficit                                     (419,000)    (17,000)

          Total stockholders' equity                       316,000     586,000

                                                       $ 1,858,000  $1,029,000


         See accompanying notes to financial statements.

                                                      MOUNTAIN OIL, INC.
                                                 Statement of Operations

                                        Year Ended December 31, 2000 and
                  July 30, 1999 (Date of Inception) to December 31, 1999

                                                      2000        1999

Oil and gas sales                                 $   637,000  $   97,000

Costs and expenses:
  Operating costs                                     279,000      45,000
  Production and other taxes                           96,000      20,000
  General and administrative expenses                 286,000      33,000
  Depreciation, depletion and amortization expense    255,000      12,000

                                                      916,000     110,000

       Loss from operations                          (279,000)    (13,000)

Interest expense                                     (145,000)     (4,000)
Other income                                           22,000           -

       Loss before provision for income taxes        (402,000)    (17,000)

Provision for income taxes                                  -           -

       Net loss                                    $ (402,000)  $ (17,000)


Loss per common share - basic and diluted          $     (.22)  $    (.02)

Weighted average number of common shares -
basic and diluted                                   1,834,000   1,106,000

         See accompanying notes to financial statements.

                                                             MOUNTAIN OIL, INC.
                                              Statement of Stockholders' Equity

                                               Year Ended December 31, 2000 and
                         July 30, 1999 (Date of Inception) to December 31, 1999


                                Preferred Stock          Common Stock        Accumululated
                                Shares    Amount     Shares       Amount       Deficit      Total
Balance at July 30, 1999              -  $      -           -   $        -   $        -   $         -
  (date of inception)

Issuance of common stock to           -         -   1,200,000            -            -             -
  the founders

Issuance of common stock for:
 Cash                                 -         -     509,000      509,000            -       509,000
 Stock subscription
   receivable                         -         -      10,000       10,000            -        10,000
 Equipment                            -         -      84,000       84,000            -        84,000

Net loss                              -         -           -            -      (17,000)      (17,000)

Balance at December 31,
1999                                  -         -   1,803,000      603,000      (17,000)      586,000

Exercise of stock options             -         -      50,000       50,000            -        50,000

Beneficial conversion feature
on convertible debentures             -         -           -       82,000            -        82,000

Net loss                              -         -           -            -     (402,000)     (402,000)

Balance at December 31,
2000                                  -  $      -   1,853,000   $  735,000   $ (419,000)   $  316,000

         See accompanying notes to financial statements.

                                                            MOUNTAIN OIL, INC.
                                                       Statement of Cash Flows

                                              Year Ended December 31, 2000 and
                        July 30, 1999 (Date of Inception) to December 31, 1999

                                                              2000        1999

Cash flows from operating activities:
  Net loss                                               $  (402,000)  (17,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation, depletion and amortization                255,000    12,000
     Interest expense from beneficial conversion feature      82,000         -
     (Increase) decrease in:
       Accounts receivable                                   (35,000)  (78,000)
       Inventory                                             (58,000)        -
       Other current assets                                  (78,000)   (1,000)
       Deposits                                                    -   (11,000)
     Increase (decrease) in:
       Accounts payable                                      138,000   (95,000)
       Accrued expenses                                        9,000     4,000

          Net cash used in
          operating activities                               (89,000) (186,000)

Cash flows from investing activities -
  purchase of property and equipment                      (1,421,000)  (10,000)

          Net cash used in investing
          Activities                                      (1,421,000)  (10,000)

Cash flow from financing activities:
  Proceeds from long-term debt                               825,000         -
  Payments on related party notes payable                   (200,000)        -
  Payments on long-term debt                                 (11,000)   (7,000)
  Collection of subscription receivable                       10,000         -
  Proceeds from issuance of common stock                      50,000   509,000
  Proceeds from related party notes payable                  338,000   206,000

          Net cash provided by
          financing activities                             1,012,000   708,000

          Net (decrease) increase in cash                   (498,000)  512,000

Cash, beginning of year and period                           512,000         -

Cash, end of year and period                            $     14,000   512,000

         See accompanying notes to financial statements.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements

                                       December 31, 2000 and 1999

1.Organization   Organization
  and            Mountain Oil, Inc. (the Company) is incorporated
  Summary of     under the laws of the state of Utah and is
  Significant    primarily engaged in the business of acquiring,
  Accounting     developing, producing and selling oil and gas
  Policies       products and properties to companies located in
                 the continental United States.

                 Cash and Cash Equivalents
                 For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                 Concentration of Credit Risk
                 Financial instruments which potentially subject
                 the Company to   concentration of credit risk
                 consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. As more fully described in note 6, the Company generated all of its revenue from one customer. The Company has aggregate receivables of
                 approximately   $96,000 and $61,000 from this
                 customer at December 31, 2000 and 1999,
                 respectively.

                 The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

1.              Oil and Gas Producing Activities
Organization    The Company utilizes the successful efforts
  and           method of accounting for its oil and gas
  Summary of    producing activities.  Under this method, all
  Significant   costs associated with productive exploratory
  Accounting    wells and productive or nonproductive
  Policies      development wells are capitalized while the
  Continued     costs of nonproductive exploratory wells are
                expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations.
                Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.
                Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.
                Support equipment and other property and equipment are depreciated over their estimated useful lives.

                On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

                On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                Inventories
                Inventories consist mainly of crude oil and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

1.              Earnings Per Share - Continued
  Organization  The computation of diluted earnings per common
  and           share is based on the weighted average number of
  Summary of    shares outstanding during the period plus the
  Significant   common stock equivalents which would arise from
  Accounting    the exercise of stock options and warrants
  Policies      outstanding using the treasury stock method and
  Continued     the average market price per share during the
                period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

                Reclassifications
                Certain accounts in the 1999 financial
                statements have been reclassified to
                conform with the current year presentation.


2. Property and  Property and equipment consists of the following:
   Equipment

                                                 December 31,
                                             2000            1999

       Oil and gas properties
        (successful efforts method)     $    174,000    $   174,000
       Oil and gas equipment
        (successful efforts method)        1,480,000        104,000
       Vehicles and equipment                155,000        118,000
       Building and land                      31,000         29,000
       Office furniture and fixtures          10,000          4,000
                                           1,850,000        429,000

       Less accumulated depreciation,
        depletion and amortization          (267,000)       (12,000)
                                         $ 1,583,000    $   417,000

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

3. Long-Term     Long-term debt consists of the following at December 31:
   Debt
                                                    2000          1999

   Mortgage payable, due in monthly
   installments of $300, including interest at
   8%, secured by real property                $    26,000   $   28,000

   Note payable to a finance company, due in
   monthly installments of $500, including
   interest at 10.3%, secured by equipment          19,000       22,000

   Note payable to an individual, bearing
   interest at 10%.  The note is unsecured
   and due on demand                                     -        6,000

   Convertible debentures (see note 4)             825,000            -

                                                   870,000       56,000
                                                    (6,000)     (12,000)
                                               $   864,000   $   44,000

   Future maturities of long-term debt are as follows:

                Year Ending December 31:                  Amounts
                    2001                                $   6,000
                    2002                                  832,000
                    2003                                    7,000
                    2004                                    7,000
                    2005                                    3,000
                    Thereafter                             15,000

                                                         $870,000

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

4. Convertible  On April 30, 2000, the Company completed the
   Debentures   issuance of $825,000 convertible debentures.
                The debentures are convertible at $1.50 per
                share and are due on March 31, 2002.  Interest
                at 7% is due monthly.  The debentures are
                convertible at any time until the due date.  The
                Company allocated $82,000 as  a beneficial
                conversion feature related to the conversion
                price of $1.50 per share.  Since the debentures
                are immediately convertible, the full amount of
                the beneficial conversion feature has been
                recognized as interest expense in   the current
                year. The beneficial conversion feature combined with the face interest rate of 7% results in an annual effective interest rate of 12%.


5.Income        The provision for income taxes differs from the
  Taxes         amount computed at federal statutory rates as
                follows at December 31, 2000 and 1999:

                                                            2000         1999
           Income tax benefit at statutory rate        $  150,000     $  3,000
           Beneficial conversion feature                  (28,000)           -
           Depletion carryforward                          15,000            -
           Change in valuation allowance                 (137,000)      (3,000)
                                                       $        -     $      -

           Deferred tax assets (liabilities) are comprised of the following at December 31, 2000:


                                                2000           1999
           Net operating loss carryforward   $  146,000     $    3,000
           Depreciation and depletion           (21,000)             -
           Depletion carryforward                15,000              -
           Valuation allowance                 (140,000)        (3,000)
                                             $        -     $        -

           A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

5.Income        As of December 31, 2000, the Company had a net
  Taxes         operating loss carryforward of approximately
  Continued     $392,000.  This carry forward begins to expire
                in 2019.  If substantial changes in the
                Company's ownership should occur, there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of this carry forward is due, in part, on the tax law in effect at the time and future events which cannot be determined.


6.Sales to      The Company's sales for the year ended December
  Major         31, 2000 and for the period from July 30, 1999
  Customer      (date of inception) to December 31, 1999 were
                all to one customer.


7. Related      Related party payables at December 31, 2000 and
   Party        1999 consist of notes payable to
   Payables     officers/shareholders totaling $338,000 and
                $200,000, respectively. The notes bear interest at rates ranging from 11% to 12%. The notes are secured by property and equipment and are due on demand.


8. Supplemental Operations reflect actual amounts paid for
   Disclosures  interest and income taxes as  follows:
   of Cash Flow
   Information                    2000           1999

                Interest       $  63,000       $    4,000
                Income taxes   $       -       $        -

                During the period July 30, 1999 (date of inception) to December 31, 1999:

           * The Company issued 84,000 shares of common stock in exchange for equipment in the amount of $84,000.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

8.Supplemental   *   The Company acquired oil and gas properties
  Disclosures        and related equipment of $278,000 and building
  of Cash            and land of $29,000, in exchange for accounts
  Flow               payable and long-term debt of $307,000.
  Information
  Continued      *   The Company acquired equipment in exchange
                     for long-term debt of $28,000.

                 * The Company issued 10,000 shares of common stock in exchange for a stock subscription receivable which was collected subsequent to year end.


9.Preferred     The Company's preferred stock may be issued from
  Stock         time to time in one or more series, with such
                distinctive serial designations as may be stated or expressed in the resolution or resolutions providing for the issue of such stock adopted from time to time by the Board of Directors. In such resolution or resolutions providing for the issuance of shares of each particular series, the Board of Directors is also expressly authorized to fix:

                   *    The right to vote

                   * The consideration for which the shares of such series are to be issued, the number of shares constituting such series and whether shares of such series shall be subject to redemption and the terms

                   * The rate of dividends, the times at which dividends shall be payable, and preferences and whether such dividends shall be cumulative or noncumulative

                  * The rights which the holders of shares of such series shall have in the event of any voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of the affairs of the corporation

                The rights which the holder of shares of such series shall have to convert such shares into or exchange such shares for shares of any other class or any other series of stock of the corporation

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

10. Stock         A summary of the stock option and warrant
    Options and   activity is as follows:
    Warrants

                                                       Weighted
                                        Number          Average
                                       of Shares    Exercise Price

    Outstanding at December 31, 1999          -       $           -
         Granted                        125,000         1.00 - 1.10
         Exercised                      (50,000)               1.00

    Outstanding at December 31, 2000     75,000       $ 1.00 - 1.10



                When accounting for the issuance of stock options and warrants financial accounting standards allows entities the choice between adopting fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had the Company's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:


                                                      2000         1999
          Net loss applicable to common
           shares - as reported                $  (402,000)    $   (17,000)
          Net loss applicable to common
            shares - pro forma                    (516,000)        (17,000)
          Loss per common share - as reported  $      (.22)    $      (.02)
          Loss per common share - pro forma    $      (.28)    $      (.02)

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             2000         1999

          Expected dividend yield           $      -    $      -
          Expected stock price volatility          -           -
          Risk-free interest rate              5.75%       5.75%
          Loss per common share - pro forma  10 years     10 years

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

10. Stock        The weighted average fair value of options
    Options and  granted during the year ended December 31, 2000
    Warrants     is $.91.
    Continued
                 The following table summarizes information about stock options and warrants outstanding at December 31, 2000:


                             Outstanding           Exercisable
    --------------------------------------------------------------------
                               Weighted
                               Average     Weighted             Weighted
    Range of                  Remaining    Average              Average
    Exercise       Number    Contractual   Exercise   Number    Exercise
    Prices      Outstanding  Life (Years)   Price   Exercisable  Price

    $1.00-1.10     75,000       9.04        $ 1.03     75,000   $1.03



11. Fair          The Company's financial instruments consist of
    Value of      cash, receivables, payables, and notes payable.
    Financial     The carrying amount of cash, receivables and
   Instruments    payables approximates fair value because of the
                  short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


12. Enviromental  Various federal, state and local laws and
    Regulation    regulations covering discharge of materials into
                  the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and the costs of its oil and natural gas exploitation, development and production operations. The Company does not anticipate that it will be required in the near future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations.
                  Because these laws and regulations are
                  constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control, that may give rise to environment liabilities affecting the Company.

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements
                                                        Continued

13. Recent      In June 1999, the FASB issued SFAS No. 137,
    Accounting "Accounting for Derivative Instruments and Pronounce- Hedging Activities - Deferral of the Effective
    ments       date of FASB Statement No. 133."  SFAS 133
                establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The
                Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


14. Subsequent  In January 2001, the Company's initial public
     Event offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 1,000,000 shares of common stock for sale at $2.25 per share. On February 28, 2001, the offering closed with 715,068 shares sold, resulting in gross proceeds of approximately $1,609,000.

                                               MOUNTAIN OIL, INC.
                            Schedule of Supplementary Information
                                        on Oil and Gas Operations





The information on the Company's oil and gas operations as shown in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."

Capitalized Costs Relating to Oil and Gas Producing Activities

                                                           December 31,
                                                         2000       1999

Proved oil and gas properties and related equipment  $ 1,433,000 $   278,000
Unproved oil and gas properties                          221,000           -

          Subtotal                                     1,654,000     278,000

Accumulated depreciation, depletion and amortization    (196,000)    (10,000)
  and valuation allowances
                                                     $ 1,458,000 $   268,000



           Costs Incurred in Oil and Gas Acquisition,
             Exploration and Development Activities

                                            Year Ended December
                                                 31, 2000
                                              2000        1999

Acquisition of properties:
  Proved                                   $         -  $  174,000
  Unproved                                 $         -  $        -
Exploration costs                          $         -  $        -
Development costs                          $ 1,167,000  $        -

                                               MOUNTAIN OIL, INC.
                            Schedule of Supplementary Information
                                        on Oil and Gas Operations
                                                        Continued





         Results of Operations for Producing Activities

                                                                Period From
                                                               July 30, 1999
                                                                 (Date of
                                                  Year Ended   Inception) to
                                                  December 31,   December 31,
                                                      2000           1999


Oil and gas sales                                  $  637,000   $   97,000
Production costs                                     (375,000)     (65,000)
Exploration costs                                           -            -
Depreciation, depletion and amortization and
  valuation provisions                               (193,000)     (10,000)
Net income before income taxes                         69,000       22,000

Income tax provision                                  (13,000)      (3,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs) $   56,000   $   19,000

                                               MOUNTAIN OIL, INC.
                            Schedule of Supplementary Information
                                        on Oil and Gas Operations
                                                        Continued


            Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates by Ralph L. Nelms, a petroleum engineer. Such estimates are inherently imprecise and may be subject to substantial revisions.

Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.


All quantities shown in the table are proved reserves and are located within the United States.

                                                       Period From July 30, 1999
                               Year Ended December 31,   (Date of Inception) to
                                         2000                December 31, 1999
                                     Oil      Gas            Oil          Gas
                                   (bbls)    (mcf)         (bbls)        (mcf)
Proved developed and undeveloped
 reserves:
  Beginning of period              893,000   837,000              -           -
  Revision in previous estimates    79,000    26,000              -           -
  Discoveries and extension              -         -              -           -
  Purchase in place                      -         -        897,000     837,000
  Production                       (30,000)        -         (4,000)          -
  Sales in place                         -         -              -           -

  End of period                    942,000   863,000        893,000     837,000

Proved developed reserves:
  Beginning of period               37,000         -              -           -
  End of period                     62,000         -         37,000           -

                                               MOUNTAIN OIL, INC.
                            Schedule of Supplementary Information
                                        on Oil and Gas Operations
                                                        Continued





    Standardized Measure of Discounted Future Net Cash Flows
       Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                Period From
                                                               July 30, 1999
                                                                  (Date of
                                                   Year Ended     Inception)
                                                  December 31,   December 31,
                                                      2000           1999

 Future cash inflows                            $   30,458,000  $ 23,411,000
 Future production and development costs           (10,202,000)   (8,424,000)
 Development costs                                  (8,798,000)   (8,798,000)
 Future income tax expenses                         (4,274,000)   (2,104,000)

                                                     7,184,000     4,085,000

 10% annual discount for estimated timing of
  cash flows                                        (4,526,000)   (3,307,000)
 Standardized measure of discounted future net
   cash flow                                    $    2,658,000 $     778,000


The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved reserves of oil, condensate and gas. The estimated future net revenue is computed by applying the period end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

                                               MOUNTAIN OIL, INC.
                            Schedule of Supplementary Information
                                        on Oil and Gas Operations
                                                        Continued
             Changes in the Standardized Measure of
          Discounted Future Net Cash Flows (Unaudited)


                                                                   Period From
                                                                  July 30, 1999
                                                                     (Date of
                                                      Year Ended   Inception) to
                                                      December 31,  December 31,
                                                          2000         1999

Balance, beginning of period                           $  778,000  $        -
Sales of oil and gas produced net of production costs    (262,000)    (32,000)
Net changes in prices and production costs              2,168,000           -
Extensions and discoveries, less related costs                  -           -
Purchase and sales of minerals in place                         -   1,621,000
Revisions of estimated development costs                        -           -
Revisions of previous quantity estimate                   480,000           -
Accretion of discount                                     331,000           -
Net changes in income taxes                              (837,000)   (811,000)

Balance, end of year                                   $2,658,000  $  778,000