Form 10QSB
period 2001-03-31
MOUNTAIN OIL INC
filed 2001-05-15
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                 Commission File No.  333-37842

                       MOUNTAIN OIL, INC.
     (Exact name of small business issuer as specified in its
                            charter)

             Utah                           87-0639343
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


               3954 East 200 North East Highway 40
                        Ballard, UT 84066
            (Address of principal executive offices)

                         (435) 722-2992
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:  2,568,068
shares of common stock.

Transitional Small Business Format:  Yes [  ]  No [X]

Documents incorporated by reference:  None

                           FORM 10-QSB
                       MOUNTAIN OIL, INC.

                              INDEX
                                                                Page

PART I.     Financial Information                                  3

              Item 1.  Financial Statements                        3

              Balance Sheets as of March 31, 2001 (unaudited)      3

              Statement of Operations for the Three Months         4
              Ended March 31, 2001 and 2000 (unaudited)

              Statement of Cash Flows for the Three Months         5
              Ended March 31, 2001 and 2000 (unaudited)

              Notes to Financial Statements                        6

              Item 2.  Management's Discussion and Analysis        7
              of Financial Condition

PART II.      Other Information                                    8

              Item 2.  Changes in Securities and Use of Proceeds   8

              Item 6.  Exhibits and Repots on Form 8-K             8

SIGNATURES                                                         9

                  Part I. Financial Information

Item 1.  Financial Statements
                                               MOUNTAIN OIL, INC.
                                                    Balance Sheet

                                       March 31, 2001 (unaudited)

       Assets

Current assets:
  Cash                                                $   776,000
  Accounts receivable                                     176,000
  Other receivable                                         17,000
  Prepaid expenses                                          9,000
  Inventory                                                72,000

          Total current assets                          1,050,000

Property and equipment, net                             1,836,000
Deposits                                                   11,000

                                                      $ 2,897,000


       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $   221,000
  Accrued expenses                                         79,000
  Current portion of long-term debt                         5,000

          Total current liabilities                       305,000

Long-term debt                                            864,000

Commitments                                                     -

Stockholders' equity:
  Preferred stock, no par value, authorized
   10,000,000 shares; no shares issued or
   outstanding                                                  -
  Common stock, no par value, authorized
   50,000,000 shares; 2,568,068 shares issued and
   outstanding                                          2,259,000
  Accumulated deficit                                    (531,000)

          Total stockholders' equity                    1,728,000

                                                      $ 2,897,000

         See accompanying notes to financial statements

                                               MOUNTAIN OIL, INC.
                                          Statement of Operations

                                     Three Months Ended March 31,

                                               2001       2000
                                           (Unaudited) (Unaudited)

Oil and gas sales                          $  273,000  $  168,000

Costs and expenses:
  Operating costs                             172,000      39,000
  General and administrative expenses         148,000      91,000
  Depreciation, depletion and amortization
   expense                                     57,000      22,000

                                              377,000     152,000

       Income (loss) from operations         (104,000)     16,000

Interest expense                              (25,000)     (4,000)
Other income                                   18,000       3,000

       Income (loss) before provision for
         income taxes                        (111,000)     15,000

Provision for income taxes                          -           -

       Net income (loss)                   $ (111,000) $   15,000

Income (loss) per common share -
   basic and diluted                       $    (.05)  $      .01

Weighted average number of common
  shares - basic and diluted               2,099,301    1,803,000

         See accompanying notes to financial statements

                                                     MOUNTAIN OIL, INC.
                                                Statement of Cash Flows

                                            Three Months Ended March 31,

                                                  2001        2000
                                               (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net income (loss)                            $ (111,000) $   15,000
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation, depletion and amortization      57,000      22,000
     (Increase) decrease in:
       Accounts receivable                          1,000     (39,000)
       Prepaid expenses                             6,000     (15,000)
       Other receivables                          (17,000)          -
       Inventory                                  (14,000)          -
     Increase (decrease) in:
       Accounts payable                          (101,000)    (54,000)
       Accrued expenses                            66,000           -

          Net cash used in
          operating activities                   (113,000)    (71,000)

Cash flows from investing activities-
  purchase of property and equipment             (310,000)   (259,000)

Cash flow from financing activities:
  Payments on related party notes payable        (338,000)   (100,000)
  Payments on long-term debt                       (1,000)     (7,000)
  Collection of subscription receivable                 -      10,000
  Proceeds from issuance of common stock        1,524,000           -

          Net cash provided by (used in)
          financing activities                  1,185,000     (97,000)

          Net increase (decrease) in cash         762,000    (427,000)

Cash, beginning of period                          14,000     512,000

Cash, end of period                             $ 776,000  $   85,000

         See accompanying notes to financial statements

                                               MOUNTAIN OIL, INC.
                                    Notes to Financial Statements

                                Three Months Ended March 31, 2001

1. Organization   Organization
   and            The Company is incorporated under the laws of
   Summary        the state of Utah and is primarily engaged in
   of Significant the business of acquiring, developing,
   Accounting     producing and selling oil and gas products
   Policies       and properties to companies located in the
                  continental United States.

                  Unaudited Financial Information
                  The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the entire year.

                  Earnings Per Share
                  The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

                  The computation of diluted earnings per
                  common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


2.   Public       In January 2001, the Company's initial public
     Offering     offering of its common stock, registered on
                  Form SB-2, was declared effective by the Securities and Exchange Commission. The
                  Company registered 1,000,000 shares of common stock for sale at $2.25 per share. On
                  February 28, 2001, the offering closed with 715,068 shares sold, resulting in gross proceeds of approximately $1,609,000.


3.  Subsequent    On April 1, 2001, $787,000 of the outstanding
    Event         convertible debentures were converted to
                  524,681 shares of common stock.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operation

Results of Operations - Three Months periods Ended March 31, 2001 and 2000

     Oil sales were $273,000 and $168,000 for the three months ended March 31, 2001 and 2000, respectively. This 62.5% increase in sales is primarily attributable to increasing both the number of our producing wells and the production rates of our existing wells.

     Operating costs for the three months ended March 31, 2001
and 2000 were $172,000 and $39,000, respectively. This 341 percent increase in production costs is attributable to the cost of reworking wells to improve existing production and to establish production in wells that were not producing.

     General and administrative expenses increased 62.6% to $148,000 from $91,000 for the three months ended March 31, 2001 and 2000, respectively. Depreciation, depletion and amortization expenses increased 159% to $57,000 for the three months ended March 31, 2001, from $22,000 for the same period in 2000. Interest expense for the three months ended March 31, 2001 and 2000 was $25,000 and $4,000, respectively. Other income for these same periods was $18,000 and $3,000, respectively. These increases are again attributable to expansion of operations and the acquisition of capital used in that expansion.

     As a result of the foregoing, we realized a net loss of $111,000 for the three months ended March 31, 2001, as compared to a net gain of $15,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $113,000 and $71,000, respectively. During these periods our net cash used in investing activities was $310,000 and $259,000, respectively, which was invested in property and equipment. Also during the first quarter of 2001, we paid $338,000 on related party notes, $1,000 on long term debt, and received $1,524,000 in proceeds from our public offering; as compared to $100,000 paid on related party notes, $7,000 paid on long term debt and $10,000 received from stock subscriptions in the first quarter of 2000. As a result, our financing activities provided $1,185,000 of net cash for the three months ended March 31, 2001, as compared to $97,000 of net cash used in financing activities for the same period in 2000. Accordingly, our net cash increased $762,000 for the three months ended March 31, 2001, as compared to a decrease in net cash of $427,000 for the three months ended March 31, 2000.

     On February 28, 2001, we closed our public offering of common stock after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,524,053. As of the date of this report, we used approximately $175,000 of the net proceeds to purchase oil well equipment, $297,015 to rework wells, $36,600 to purchase service equipment, $282,000 to repay director loans, $14,438 to pay interest expense, and $29,000 for general and administrative expenses.

     At March 31, 2001, we had a working capital of $745,000, as compared to working capital deficit of $414,000 at December 31, 2000. This substantial improvement to our working capital is due to our public offering that closed in February 2001.

     We will continue to pursue the rework project on our existing wells over the next 7 months. We believe Mountain Oil has sufficient capital to fund its operating expenses and the rework project during this period. If Mountain Oil is successful in improving production during this period, we believe that Mountain Oil will generate sufficient revenues internally to cover all of its operating expenses.

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                   Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds.

     Mountain Oil filed with the Securities and Exchange Commission a registration statement on Form SB-2 for the offer and sale of up to 1,000,000 shares of common stock at a price of $2.25 per share or a total of $2,250,000, SEC file no. 333-37842. The registration statement was declared effective on January 19, 2001, and the offering commenced on that date. We terminated the offering on February 28, 2001, after selling 715,068 shares resulting in gross proceeds of $1,609,000. The estimated total expense of the offering for filing fees, professional fees, printing costs and miscellaneous items is $84,947, none of which was paid directly or indirectly to any officer, director, or 10% stockholder. The net proceeds of the offering were approximately $1,524,000.

     As of the date of this report, we used approximately $175,000 of the net proceeds to purchase oil well equipment, $297,015 to rework wells, $36,600 to purchase service equipment, $282,000 to repay director loans, $14,400 to pay interest expense, and $29,000 for general and administrative expenses. Funds applied to repayment of director loans are the only payments made directly or indirectly to any officer, director, or 10% stockholder from the net proceeds.

     In April 2000, we sold convertible debentures to 41 investors and raised $825,000. The debentures are convertible to common stock at the rate of one share for $1.50 in principal amount of the debentures and come due on March 31, 2002. The debentures were issued to accredited investors in reliance on
Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. On April 1, 2001, $787,000 in principal amount of the debentures was converted into 524,681 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

     None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOUNTAIN OIL, INC.

Date:  May 15, 2001          By: /s/ Craig K. Phillips, President

Date:  May 15, 2001          By: /s/ Joseph Ollivier, CFO