Form 10QSB
period 2001-06-30
MOUNTAIN OIL INC
filed 2001-08-03
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from     to

               Commission File No.  333-37842

                     MOUNTAIN OIL, INC.
  (Exact name of small business issuer as specified in its
                          charter)

  Utah                                        87-0639343
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001:
3,102,749 shares of common stock.

Transitional Small Business Format:  Yes [  ]  No [X]

Documents incorporated by reference:  None

                         FORM 10-QSB
                     MOUNTAIN OIL, INC.

                            INDEX                              Page

PART I.     Financial Information

              Item 1.  Financial Statements                       3

              Balance Sheet as of June 30, 2001 (unaudited)       3

              Statement of Operations for the Three Months        4
              Ended June 30, 2001 and 2000 and Six Months
              Ended June 30, 2001 (unaudited)

              Statement of Cash Flows for the Six Months          5
              Ended June 30, 2001 and 2000 (unaudited)

              Notes to Financial Statements                       6

              Item 2.  Management's Discussion and Analysis       7
              of Financial Condition

PART II.      Other Information

              Item 2.  Changes in Securities and Use of Proceeds 8

              Item 6.  Exhibits and Repots on Form 8-K           9

SIGNATURES                                                       9

Part I. Financial Information

Item 1.  Financial Statements

                     MOUNTAIN OIL, INC.
                        Balance Sheet
                        June 30, 2001
                         (unaudited)

       Assets

Current assets:
  Cash                                    $   483,000
  Accounts receivable                         135,000
  Inventory                                    33,000

          Total current assets                651,000

Property and equipment, net                 2,115,000

                                           $2,766,000

 Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                         $  178,000
  Accrued expenses                            100,000
  Current portion of long-term debt            29,000

          Total current liabilities           307,000

Long-term debt                                 36,000

     Total Liabilities                        343,000

Stockholders' equity:
  Preferred stock, no par value,
   authorized 10,000,000 shares;
   no shares issued or outstanding                  -
  Common stock, no par value, authorized
   50,000,000 shares; 3,102,749 shares
   issued and outstanding                   3,084,000
  Accumulated deficit                        (661,000)

          Total stockholders' equity        2,423,000

Total Liabilities and Equity                2,766,000

See accompanying notes to financial statements

                     MOUNTAIN OIL, INC.
                   Statement of Operations

                                                Three Months             Six Months
                                                   Ended                    Ended
                                             June 30    June 30            June 30,
                                              2001        2000         2001        2000
                                          (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
Oil and gas sales                          $ 268,000   $ 136,000   $  540,000   $  272,000

Costs and expenses:
  Operating Costs                            219,000      87,000      405,000      119,000
  General and administrative expenses        124,000      73,000      256,000      162,000
  Depreciation, depletion and amortization
   expense                                    57,000      22,000      114,000       44,000

                                             400,000     182,000      777,000      324,000

       Income (loss) from operations        (132,000)    (46,000)    (235,000)     (53,000)

Interest expense                              (2,000)    (15,000)     (28,000)     (19,000)
Other income                                   4,000      11,000       22,000       14,000

       Income (loss) before provision for
         income taxes                       (130,000)    (50,000)    (241,000)     (58,000)

Provision for income taxes                         -           -            -            -

       Net income (loss)                  $ (130,000)  $ (50,000)  $ (241,000)  $  (58,000)

Income (loss) per common share -
   basic and diluted                      $     (.04)  $    (.02)  $     (.08)  $     (.03)

Weighted average number of common
  shares - basic and diluted               3,103,000   2,099,000    2,926,000    1,815,000

         See accompanying notes to financial statements

                     MOUNTAIN OIL, INC.
                   Statement of Cash Flows


                                                 Six Months Ended June 30,
                                                     2001         2000
                                                  (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net (loss)                                     $ (241,000)  $   (58,000)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation, depletion and amortization       114,000        44,000
     (Increase) decrease in:
       Accounts receivable                          (22,000)        7,000
       Deffered issue costs                          64,000       (20,000)
       Prepaid expenses                              15,000       (18,000)
       Inventory                                    (25,000)            -
       Deposits                                      11,000             -
     Increase (decrease) in:
       Accounts payable                            (144,000)      (54,000)
       Accrued expenses                              87,000        30,000

          Net cash used in
          operating activities                      (91,000)      (69,000)

Cash flows from investing activities-
  purchase of property and equipment               (646,000)     (751,000)
  note receivable                                         -      (330,000)

          Net cash used in investing               (646,000)   (1,081,000)
             Activities

Cash flow from financing activities:
Proceeds from long-term debt                              -       825,000
Payments on related party notes payable            (338,000)     (200,000)
  Payments on long-term debt (conversion
     of debentures)                                  (3,000)       (9,000)
  Collection of subscription receivable                   -        10,000
  Proceeds from issuance of common stock          1,547,000        50,000

          Net cash provided by (used in)
          financing activities                    1,206,000       676,000

          Net increase (decrease) in cash           469,000      (474,000)

Cash, beginning of period                            14,000       512,000

Cash, end of period                             $   483,000   $    38,000

         See accompanying notes to financial statements

                       MOUNTAIN OIL, INC.
                  Notes to Financial Statements

                       Six Months Ended June 30, 2001


1. Organization and Summary of Significant Accounting Policies

The Company is incorporated under the laws of the state of Utah and is primarily engaged in the business of acquiring, developing, producing and selling oil and gas products and properties to companies located in the continental United States.

Unaudited Financial Information

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the period ended June 30, 2001. The results of operations for the period ended are not necessarily indicative of the results to be expected for the entire year.

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


2. Public Offering

In January 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 1,000,000 shares of common stock for sale at $2.25 per share. On February 28, 2001, the offering closed with 715,068 shares sold, resulting in gross proceeds of approximately $1,609,000.


3.  Subsequent Event

The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a gas and oil company in exchange for 3,118,000 of the companies common stock.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Plan of Operation

Results of Operations - six month periods ended June 30, 2001 and 2000 and three month periods ended June 30, 2001 and 2000.

Oil sales were $540,000 and $272,000 for the six months ended June 30, 2001 and 2000, respectively. This 98.5% increase in sales is primarily attributable to increasing both the number of our producing wells and the production rates of our existing wells. Oil sales were $268,000 and $136,000 for the three months ended June 30, 2001 and 2000. This 97% increase is also primarily attributable to our increased number of our producing wells and the increased production rates of our existing wells.

Operating costs for the six months ended June 30, 2001 and 2000 were $405,000 and $119,000, respectively. This 240% increase in production costs is attributable to the cost of reworking wells to improve existing production and to establish production in wells that were not producing. Operating costs for the three months ended June 30, 2001 and 2000 were $219,000 and $87,000, respectively. This 152% increase in production costs is also attributable to the cost of reworking wells and establishing production in wells that were previously not producing.

General and administrative expenses increased 57% to $256,000 from $163,000 for the six months ended June 30, 2001 and 2000, respectively. Depreciation, depletion and amortization expenses increased 159% to $114,000 for the six months ended June 30, 2001, from $44,000 for the same period in 2000. For the three months ended June 30, 2001 and 2000 depreciation, depletion and amortization expenses increased 159 % to $57,000 from $22,000. Other income for these same periods was $22,000 and $14,000 for the six months ended June 30, 2001 and 2000, and $4,000 and $11,000 for the three months ended June 30, 2001 and 2000, respectively. These values are attributable to expansion of operations and the acquisition of capital used in that expansion.

As a result of the foregoing, we realized a net loss of $241,000 for the six months ended June 30, 2001, as compared to a net loss of $58,000 for the six months ended June 30, 2000; and a net loss of $130,000 and $ 50,000 for the three months ended June 30, 2001 and 2000 respectively.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $91,000 and $69,000, respectively.
During these periods our net cash used in investing activities was $646,000 and $1,081,000, respectively, which was invested in property and equipment and for the six months ended June 30 2000 a related party note receivable. Also during the first quarter of 2001, we paid $338,000 on related party notes payable, $3,000 on long term debt, and received $1,547,000 in net proceeds from our public offering; as compared to $200,000 paid on related party notes, $9,000 paid on long term debt, $10,000 received from stock subscriptions and proceeds from convertible debentures of $825,000 in the first quarter of 2000. As a result, our financing activities provided $1,206,000 of net cash for the six months ended June 30, 2001, as compared to $676,000 of net cash provided by financing activities for the same period in 2000. Accordingly, our net cash increased $469,000 for the six months ended June 30, 2001, as compared to a decrease in net cash of $474,000 for the six months ended June 30, 2000.

On February 28, 2001, we closed our public offering of common stock after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,547,000. Net proceeds of the offering were approximately $1,524,053. As of the date of this report, we used approximately $332,687 of the net proceeds to purchase oil well equipment, $427,587 to rework wells, $95,706 to purchase service equipment, $282,000 to repay director loans, $16,727 to pay interest expense, and $29,000 for general and administrative expenses.

At June 30, 2001, we had a working capital of $344,000, as compared to working capital of $35,000 at June 30, 2000. This substantial improvement to our working capital is due to our public offering that closed in February 2001.

We will continue to pursue the rework project on our existing wells over the next 4 months. We believe Mountain Oil has sufficient capital to fund its operating expenses and the rework project during this period. If Mountain Oil is successful in improving production during this period, we believe that Mountain Oil will generate sufficient revenues internally to cover all of its operating expenses.

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.

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

As of the date of this report, we used approximately $332,689 of the net proceeds to purchase oil well equipment, $427,547 to rework wells, $95,706 to purchase service equipment, $282,000 to repay director loans, $16,727 to pay interest expense, and $29,000 for general and administrative expenses. Funds applied to repayment of director loans are the only payments made directly or indirectly to any officer, director, or 10% stockholder from the net proceeds.

In April 2000, we sold convertible debentures to 41 investors and raised $825,000. The debentures are convertible to common stock at the rate of one share for $1.50 in principal amount of the debentures and come due on March 31, 2002. The debentures were issued to accredited investors in reliance on Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. As of June 30, 2001, $802,000 in principal amount of the debentures was converted into 534,681 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN OIL, INC.

Date:  July 23, 2001          By: /s/ Craig K. Phillips, President

Date:  July 23, 2001          By: /s/ Joseph Ollivier, CFO