Form 10QSB
period 2001-09-30
MOUNTAIN OIL INC
filed 2001-11-14
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001:
3,102,749 shares of common stock.

Transitional Small Business Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None

                         FORM 10-QSB
                     MOUNTAIN OIL, INC.

                            INDEX                                Page

PART I.     Financial Information

              Item 1.  Financial Statements                         3

              Balance Sheet as of Sept. 30, 2001 (unaudited)        3

              Statement of Operations for the Three Months          4
              Ended September 30, 2001 and 2000 and Nine Months
              Ended September 30, 2001 and 2000(unaudited)

              Statement of Cash Flows for the Nine Months           5
              Ended September 30, 2001 and 2000 (unaudited)

              Notes to Financial Statements                         6

              Item 2.  Management's Discussion and Analysis         7
              of Financial Condition

PART II.      Other Information

              Item 2.  Changes in Securities and Use of Proceeds    8

              Item 6.  Exhibits and Reports on Form 8-K             9

SIGNATURES                                                          9

Part I. Financial Information

Item 1.  Financial Statements

                             MOUNTAIN OIL, INC.
                               Balance Sheet
                            September 30, 2001
                               (unaudited)

        Assets

        Current assets:
        Cash                                    $   325,000
        Accounts receivable                         153,000
        Inventory                                    70,000

        Total current assets                        548,000

        Property and equipment, net               2,076,000

        Total Assets                            $ 2,624,000

        Liabilities and Stockholders' Equity

        Current liabilities:
        Accounts payable                        $  114,000
        Accrued expenses                           113,000
        Convertible 7% notes due March 2001         23,000

        Total current liabilities                  250,000

        Long-term debt                              40,000

        Total Liabilities                          290,000

        Stockholders' equity:
        Preferred stock, no par value,
        authorized 10,000,000 shares;
        no shares issued or outstanding                  -
        Common stock, no par value, authorized
        50,000,000 shares; 3,102,749 shares
        issued and outstanding                   3,084,000
        Accumulated deficit                       (750,000)

        Total stockholders' equity               2,334,000

        Total Liabilities and Equity           $ 2,624,000

        See accompanying notes to financial statements

                     MOUNTAIN OIL, INC.
                   Statement of Operations
                         (Unaudited)

                                             Three Months                Nine Months
                                                Ended                        Ended
                                             September 30                September 30,
                                          2001          2000          2001          2000
Oil and gas sales                      $  336,000    $  278,000    $  876,000    $  550,000

Costs and expenses:
  Operating Costs                         167,000       113,000       572,000       232,000
  General and administrative expenses      93,000       150,000       349,000       312,000
  Depreciation, depletion
    and amortization expense              166,000        32,000       280,000        76,000

Operating expenses                        320,000       295,000     1,201,000       620,000

Income (loss) from operations             (90,000)      (17,000)     (325,000)      (70,000)

Interest expense                           (2,000)      (15,000)      (30,000)      (34,000)
Other income                                2,000             -        24,000        13,000


Income (loss) before provision
 for income taxes                         (90,000)      (32,000)     (331,000)      (91,000)

Provision for income taxes                      -             -             -             -

Net income (loss)                      $  (90,000)   $  (32,000)   $ (331,000)   $  (91,000)

Income (loss) per common share -
   basic and diluted                   $     (.03)  $      (.02)   $     (.11)   $     (.05)

Weighted average number
 of common shares - basic and diluted   3,103,000     1,853,000     2,985,000     1,828,000

         See accompanying notes to financial statements

                     MOUNTAIN OIL, INC.
                   Statement of Cash Flows
                         (Unaudited)


                                           Nine Months Ended September 30,
                                                     2001   2000

Cash flows from operating activities:
  Net (loss)                                   $ (331,000)  $   (91,000)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation, depletion and amortization     280,000        76,000
     (Increase) decrease in:
       Accounts receivable                        (40,000)        1,000
       Deffered issue costs                        64,000             -
       Prepaid expenses                            15,000        (7,000)
       Inventory                                  (12,000)            -
       Deposits and other assets                   11,000       (49,000)
     Increase (decrease) in:
       Accounts payable                          (207,000)      (10,000)
       Accrued expenses                           100,000        15,000

          Net cash used in
          operating activities                   (120,000)      (65,000)

Cash flows used in investing activities:
  Purchase of property and equipment             (773,000)   (1,211,000)
  Note receivable                                       -        (7,000)

        Net cash used in
        investing activities                     (773,000)   (1,218,000)


Cash flow from financing activities:
Proceeds from long-term debt                            -       825,000
Payments on related party notes payable          (338,000)     (200,000)
Payments on long-term debt (conversion
  of debentures)                                   (5,000)      (10,000)
Collection of subscription receivable                   -        10,000
Proceeds from issuance of common stock          1,547,000        50,000
Proceeds from related party notes payable               -       110,000

          Net cash provided by
          financing activities                  1,204,000       785,000

          Net increase (decrease) in cash         311,000      (498,000)

Cash, beginning of period                          14,000       512,000

Cash, end of period                           $   325,000  $     14,000

         See accompanying notes to financial statements

                     MOUNTAIN OIL, INC.
                Notes to Financial Statements

            Nine Months Ended September 30, 2001


1. Organization and Summary of Significant Accounting
Policies

The Company is incorporated under the laws of the state of Utah and is primarily engaged in the business of acquiring, developing, producing and selling oil and gas products and properties to companies located in the continental United
States.

Unaudited Financial Information

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the period ended September 30, 2001. The results of operations for the period ended are not necessarily indicative of the results to be expected for the entire year.

Non-cash Transaction

During the nine months ended September 30, 2001, $802,000 of 7% convertible notes were converted to $534,681 share of the Company's common stock

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


2. Public Offering

In January 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 1,000,000 shares of common stock for sale at $2.25 per share. On February 28, 2001, the offering closed with 715,068 shares sold, resulting in gross proceeds of approximately $1,609,000.


3.  Subsequent Event

The Company had entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a gas and oil company (Energytec) in exchange for 3,118,000 of the companies common stock. The Company has since decided against the acquisition.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Plan of Operation

Results of Operations - nine-month periods ended September
30, 2001 and 2000 and three-month periods ended September
30, 2001 and 2000.

Oil sales were $876,000 and $550,000 for the nine months ended September 30, 2001 and 2000, respectively. This 59% increase in sales is primarily attributable to increasing both the number of our producing wells and the production rates of our existing wells. Oil sales were $336,000 and $278,000 for the three months ended September 30, 2001 and 2000. This 21% increase is also primarily attributable to our increased number of our producing wells and the increased production rates of our existing wells.

Operating costs for the nine months ended September 30, 2001 and 2000 were $572,000 and $232,000, respectively. This 147% increase in production costs is attributable to the cost of reworking wells to improve existing production and to establish production in wells that were not producing. Operating costs for the three months ended September 30, 2001 and 2000 were $167,000 and $113,000, respectively.
This 48% increase in production costs is also attributable to the cost of reworking wells and establishing production in wells that were previously not producing.

General and administrative expenses increased 12% to $349,000 from $312,000 for the nine months ended September 30, 2001 and 2000, and decreased 62% from $150,000 to
$93,000 for the three months ended September 30,2000 and 2001, respectively. This change from an increase of 12% to a decrease of 62% is due to the company cutting its labor and insurance costs from the previous year. Depreciation, depletion and amortization expenses increased 368% to $280,000 for the nine months ended September 30, 2001, from $76,000 for the same period in 2000. For the three months ended September 30, 2001 and 2000 depreciation, depletion and amortization expenses increased 419% to $166,000 from $32,000. Other income for these same periods was $24,000 and $13,000 for the nine months ended September 30, 2001 and 2000, and $2,000 and $0 for the three months ended September 30, 2001 and 2000, respectively. These values are attributable to expansion of operations and the acquisition of capital used in that expansion.

As a result of the foregoing, The Company realized a net loss of $331,000 for the nine months ended September 30, 2001, as compared to a net loss of $91,000 for the nine months ended September 30, 2000; and a net loss of $90,000 and net loss of $32,000 for the three months ended September 30, 2001 and 2000 respectively.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $120,000 and $65,000 respectively. During these periods our net cash used in investing activities was $773,000 and $1,218,000, respectively, which was invested in property and equipment and for the nine months ended September 30, 2000 a related party note receivable. Also during the nine months ended September 30, 2001, the Company paid $338,000 on related party notes payable, $5,000 on long term debt, and received $1,547,000 in net proceeds from our public offering; as compared to the nine months ended September 30, 2000, $200,000 paid on related party notes, $10,000 paid on long term debt, $10,000 received from stock subscriptions, proceeds from convertible debentures of $825,000, proceeds from issuance of related party notes of $110,000 and proceeds from issuance of common stock of $50,000. As a result, our financing activities provided $1,204,000 of net cash for the nine months ended September 30, 2001, as compared to $785,000 of net cash provided by financing activities for the same period in 2000. Accordingly, our net cash increased $311,000 for the nine months ended September 30, 2001, as compared to a decrease in net cash of $498,000 for the nine months ended September 30, 2000.

On February 28, 2001, we closed our public offering of common stock after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,524,053. As of the date of this report, we used approximately $374,722 of the net proceeds to purchase oil well equipment, $476,679 to rework wells, $121,683 to purchase service equipment, $282,000 to repay director loans, $18,527 to pay interest expense, and $39,000 for general and administrative expenses.

At September 30, 2001, we had a working capital of $298,000, as compared to working capital deficit of $414,000 at September 30, 2000. This substantial improvement to our working capital is due to our public offering that closed in February 2001.

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

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds.

Mountain Oil filed with the Securities and Exchange Commission a registration statement on Form SB-2 for the offer and sale of up to 1,000,000 shares of common stock at a price of $2.25 per share or a total of $2,250,000, SEC file no. 333-37842. The registration statement was declared effective on January 19,
2001, and the offering commenced on that date. We terminated the offering on February 28, 2001, after selling 715,068 shares resulting in gross proceeds of $1,609,000. The estimated total expense of the offering for filing fees, professional fees, printing costs and miscellaneous items was $84,947, none of which was paid directly or indirectly to any officer, director, or 10% stockholder. The net proceeds of the offering were approximately $1,524,000.

As of the date of this report, we used approximately $374,722 of the net proceeds to purchase oil well equipment, $476,679 to rework wells, $121,683 to purchase service equipment, $282,000 to repay director loans, $18,527 to pay interest expense, and $39,000 for general and administrative expenses. Funds applied to repayment of director loans are the only payments made directly or indirectly to any officer, director, or 10% stockholder from the net proceeds.

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOUNTAIN OIL, INC.

Date:  October 29, 2001          By: /s/ Craig K. Phillips,
                                          President

Date:  October 29, 2001          By: /s/ Joseph Ollivier,
                                          CFO