Form 10KSB
period 2001-12-31
MOUNTAIN OIL INC
filed 2002-03-22
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

             3954 East 200 North East Highway 40, Ballard, UT 84066
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (435) 722-2992

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $1,053,000

The aggregate market value of voting stock held by non-affiliates:  $1,963,076

As of December 31, 2001, the Registrant had outstanding 3,102,749 shares of common stock, no par value.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             6

3.    Legal Proceedings                                                   8

4.    Submission of Matters to a Vote of Security Holders                 8

Part II

5.    Market for Common Equity and Related Stockholder Matters            8

6.    Management's Discussion and Analysis and Plan of Operation          8

7.    Financial Statements                                                10

8.    Changes in and Disagreements with Accountants                       10
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control Persons        11

10.   Executive Compensation                                              12

11.   Security Ownership of Certain Beneficial Owners and Management      13

12.   Certain Relationships and Related Transactions                      14

13.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                16

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

     Mountain Oil, Inc., a Utah corporation formed on July 30, 1999, is an independent oil and gas exploration and development company that holds 11,989 acres of leased mineral rights located within a thirty-mile radius of Duchesne, Utah. On our acreage we have nine wells producing oil and gas at December 31, 2001, with pumps in place. We are gathering oil from one additional well by swabbing, which brings oil to the surface without a pump. Nine of our wells are capable of producing with pumps in place, but are not in production now because of the low price of oil. We believe we can successfully rework the well we are swabbing and four additional wells for production, but do not intend to do so until the price of oil improves and we can locate additional capital to fund the project.

     On January 19, 2001, we commenced a registered public offering of 1,000,000 shares of common stock at a gross sales price of $2,250,000. On February 28, 2001, we closed our public offering after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,524,053. We used approximately $374,722 of the net proceeds to purchase oil well equipment, $547,071 to rework wells, and $252,233 to purchase service equipment.

     Our plan for the coming year is to preserve our leases through limited production of our wells, seek additional financing to fund our operations and pursue the rework project on our existing wells, and seek farm out or joint drilling arrangements to drill new wells on our undeveloped acreage.

Operations

     We conduct our own operator services for our oil and gas wells. Operating services includes maintaining producing wells and related equipment, swabbing certain wells without pumps to bring oil to the surface, and pulling pipe and performing other tasks related to reworking our wells. We reduced the number of field employees from 13 earlier this year to two because of low oil prices and the resulting reduction of revenue. Our two full-time employees perform the services required to maintain production from nine of our wells. We own an office and storage facility in Ballard, Utah where we store equipment and tools and from which we operate to service our wells.

     We cannot predict when we will bring back into production our 10 wells that can produce with pumps in place or when we will pursue reworking of five additional wells, since we do not believe this activity is economical at current oil prices. While we are looking for opportunities to develop our undeveloped lease acreage by drilling new wells or through farm out arrangements, we cannot predict whether we will be able to locate and take advantage of any such opportunities with oil prices at current levels.

     Our operations are subject to all of the risks incident to exploration for and production of oil and gas, including blow-out of the well due to excessive pressure, cratering of the well due to ground subsidance, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or injury to persons and property. We currently have a $1,000,000 insurance policy for public liability and $5,000,000 for claims or losses. If our insurance does not fully cover certain of these risks, the impact could have a material adverse effect on our financial position.

     Future drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled in which we participate will recover all or any portion of the related investment. The cost of drilling, completing, and operating wells is often uncertain and cost overruns can occur. Future drilling programs might be curtailed, delayed, or canceled as a result of numerous factors, many of which are beyond our control. These factors include financial resources of Mountain Oil or its partners, commodity prices, land and title issues, mechanical problems, weather conditions, and compliance with governmental requirements. Unsuccessful drilling and development activities may have a material adverse effect on Mountain Oil and its results of operations.

Market

     Our oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at field posted prices, plus or minus adjustments for quality and transportation. We currently sell our oil to Chevron Corporation under a month-to-month contract that can be terminated by either party with 30 days prior notice. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline, estimated reserves, liquid hydrocarbon content of natural gas, and prevailing supply/ demand conditions. Coastal field Services operates a gas gathering system in the area where our producing wells are located and purchases our gas at spot prices. Coastal Field Services delivers to us propane or butane to run our batteries and pumps, the cost of which is offset against the amount owed to us for gas gathered from our wells. After the offset we did not realize any net revenue for gas sales in 2001. At December 31, 2001, we were selling our oil production at $17.50 per barrel and gas production at $1.94 per mcf of gas, as compared to sales at prices averaging $27.50 per barrel of oil and $8.00 per mcf of gas a year ago.

     The availability of a ready market for our oil and gas depends on numerous factors beyond our control, including the demand for and supply of oil and gas, the proximity of our natural gas reserves to pipelines, the capacity of such pipelines, fluctuations in production and seasonal demand, the effects of inclement weather and governmental regulation. New gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area. New oil wells may have production curtailed until production facilities and equipment are acquired or developed. As is the case now, production may be curtailed because it is not commercially viable under current prices. Our business will always be subject to these types of risks.

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

     At present, our compliance efforts consist of filing monthly production, inventory and sales reports with the state of Utah and the Mineral Management Services. We are also required to file notices when there are any changes in the wells such as relocating tanks and pipes, cleanouts and other activity. We may incur additional costs for clean up in the event of an oil spill. We estimate that we currently spend approximately $30,000 per year to maintain compliance with regulatory requirements. We intend to comply with all regulations pertaining to our operations. However, future legislation and regulation may have adverse impact on our business.

Competition

     In developing and producing oil and gas, we compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial, operational, and management resources than ours. There can be no assurance we can compete effectively with these larger entities. The oil and gas industry is highly competitive in all phases. We will encounter strong competition from other independent oil companies in all areas of our business including marketing, production, and obtaining external financing for new development.

Employees

     We presently have one full-time officer and one full time office staff. In addition, we employ consultants from time-to-time to assist in evaluating oil and gas properties. We employ two additional full time production employees who are on call 24 hours a day.

     Our success will be largely dependent upon the efforts and active participation of Craig Phillips our president and Joe Ollivier our chief financial officer. The loss of the services of any of these officers may adversely affect our business development. We have key man insurance in place for Craig Phillips, but do not anticipate purchasing key man insurance on any other employee until such time as revenues from operations allow.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Principal Offices

     Our offices are located at 3954 East Highway 40, Ballard, Uintah County, Utah. Our building consists of a total of 2,400 square feet with 1,200 square feet on each of two floors. All administrative and managerial functions are performed at our office location. We have purchased our building and adjacent 10 acres for $29,325 and are current in our mortgage payments.

Our Oil and Gas Properties

     Mountain Oil operates nine developed wells, owns nine developed wells that are not now in production, and owns mineral interests in five additional wells located on 11,989 acres of leased mineral rights in Duchesne and Uintah counties of Utah. The wells are completed in oil and gas formations between 4,000 and 17,000 feet deep. At one time all wells were producing. However, due to lack of maintenance over the years, most of the wells had ceased production at the time we acquired them in 1999. Since July 1999, we have focused our efforts on settling outstanding liabilities, raising capital, and reworking existing wells.

     Total net proved reserves are 396 Mbbls of oil and 413 Mmcf of natural gas with a net present value of $503,159 as of December 31, 2001. The net present value of our proved reserves is the present value of the future revenues we estimate will be generated from production of proved reserves net of estimated lease operating expenses, production taxes, and future development costs using costs and prices as of the date of estimation without future escalation and without giving effect to non-property related expenses and discounted at an annual discount rate of 10 percent. An oil price of $16.50/bbl for black wax crude and $21.15/bbl for yellow wax crude, and a gas price of $1.94/mcf was used in the economic analysis of the reserves. Oil and gas prices were not escalated. Proved developed reserves were assigned at December 31, 2001, to nine pumping wells totaling 115 Mbbls of oil and 0 Mmcf of natural gas with a net present value of $359,597, before income tax effects. Proved undeveloped reserves were assigned to two undrilled locations totaling 281 Mbbls of oil and 413 Mmcf of natural gas with a net present value of $143,562, before income tax effects.

     We intend to develop our proved undeveloped reserves through farm out arrangements with larger oil companies and joint drilling agreements. Our undrilled locations have been evaluated by several independent oil and gas companies that have expressed interest in participating in the development, but we have yet to negotiate the terms of any farm out or joint drilling arrangement, and we cannot predict when we will be able to do so.

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

Oil and Gas Reserve Information

     The following reserve report is based upon oil and gas sales prices, production history, working interests, net revenue interests, drilling and completion costs, and operating costs provided by Mountain Oil to an independent petroleum engineer. The evaluation is based upon utilization of the oil and gas prices believed to be in effect on December 31, 2001. A field examination of the producing wells was not conducted.

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

     Our productive wells are situated on 2,080 total gross acres and 1,261 net developed acres of oil and gas leases in Duchesne and Uintah Counties, Utah. The wells are between 7,000 and 14,000 feet deep and are completed to either the Green River or Wasatch substrata formations. The following table presents information as of December 31, 2001, on our productive wells:

--------------------------------------------------------------------------------
                                Productive Wells
--------------------------------------------------------------------------------
            Oil                        Gas                       Total
--------------------------------------------------------------------------------
    Gross          Net         Gross          Net         Gross         Net
--------------------------------------------------------------------------------
      22            22          -0-           -0-           22           22
--------------------------------------------------------------------------------

     Mountain Oil has two 320-acre proved undeveloped drilling locations in the Wasatch and Green River formations in the Altamont and Bluebell fields. These drilling locations represent 640 gross and 451 net acres of undeveloped lease acreage. In addition, Mountain Oil holds 9,536 gross and 8,007 net acres of undeveloped properties in the Altamont, Bluebell, Brundage Canyon, Myton Bench, Duchesne, West Willow Creek North, and Bridgeland fields, which have not been assigned proved undeveloped reserves in the December 31, 2001, reserve report. Mountain Oil intends to focus its efforts on reworking existing wells for production and will use the net proceeds of this offering for that purpose. Excess cash flow from increased production from these wells will be used to advance our development program for undeveloped reserves. During this period we also intend to implement joint drilling agreements to develop the reserves and pursue debt and equity financing for specific drilling projects.

     The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2001:

--------------------------------------------------------------------------------
         Developed                 Undeveloped                   Total
--------------------------------------------------------------------------------
    Gross          Net         Gross          Net         Gross         Net
--------------------------------------------------------------------------------
    2,080         1,261        10,176        8,458        12,256       9,719
--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

     Mountain Oil is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Mountain Oil have been threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2001 calendar year.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In the second calendar quarter of 2001, Mountain Oil's common stock was included in the NASD's Bulletin Board system under the symbol "MOLI". The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

June 30, 2001                         $4.25                       $1.75
September 30, 2001                    $2.25                       $0.55
December 31, 2001                     $1.01                       $0.55

     All shares of common stock outstanding may be sold without restriction, except 2,207,345 shares, which are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

     Since its inception, no dividends have been paid on Mountain Oil's common stock. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At December 31, 2001, there were approximately 330 holders of record of our common stock.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations for the Fiscal Years Ended December 31, 2001 and 2000

     During the year ended December 31, 2001, Mountain Oil had a loss from operations of $1,606,000 on revenues of $1,053,000, as compared to a loss from operations of $279,000 on revenues of $637,000 for calendar year 2000. Revenues in 2001 included $133,000 of service revenue derived from well services provided by Mountain Oil to unrelated third parties, which we do not expect to be significant in 2002. The substantial increase in our loss from operations from 2000 to 2001 is attributable to substantial increases in our operating costs, general and administrative expenses, impairment of property and equipment, and depreciation, depletion and amortization expenses.

     Operating costs in 2001 were $784,000, compared to $279,000 in 2000. Approximately $340,000 of this increase is attributable to increased lifting costs associated with extracting oil and gas from wells we reworked and brought into production during 2001. Operating costs also includes an increase in repair and maintenance expense from $16,000 in 2000 to $130,000 in 2001, which is a result of having more wells producing in 2001. Due to declining oil prices during the later part of 2001, we reduced the number of wells in production to nine at December 31, 2001. We expect this reduction will lower our operating costs for the coming year.

     Since we had expanded our operations in 2001, our general and administrative expenses increased because payroll expenses increased by $36,000, the cost of maintaining and operating our vehicles increased by $24,000, insurance expense increased by $33,000, taxes and licenses increased by $36,000 (which included a $20,000 surcharge imposed by a lessor of our oil and gas properties for late report filings in 2000, which is not expected to recur in subsequent periods), and an increase in bad debt allowance by $17,000. Due to declining oil prices we have substantially curtailed our operations from the level of operation at the middle of 2001. We have reduced our general and administrative expenses at the beginning of 2002 and will continue to purse efforts to cut costs.

     At December 31, 2001, we updated our reserve study, which resulted in a substantial impairment expense to our property and equipment. As a result of the significant decline in oil prices from approximately $31 at the beginning of the year to $16 at the end of the year, certain of our productive wells were deemed to be uneconomical at December 31, 2001. Consequently, the reserves associated with these wells were not included in proved reserves at December 31, 2001. As a result, we recognized an impairment expense of $761,000 in 2001, which we do not expect to recur in future periods unless there is another decline in oil prices.

     Our expense for depreciation, depletion, and amortization increased from $255,000 in 2000, to $597,000 in 2001. This is a result of having more property and equipment to depreciate in 2001, increased production from our wells in 2001 that increased the amount of depletion, and an acceleration of the time period over which we are required to depreciate and deplete our property and equipment because of the reduction in the reserve values of our oil and gas properties resulting from lower oil prices in 2001.

     Other expense and income items in 2001 did not have a significant impact on our results of operations. Interest expense in 2001 was $31,000 compared to $145,000 in 2000, which is a result of having significantly lower outstanding debt during calendar year 2001. Our interest expense was offset by other income and interest income totaling $58,000, so that the net income realized by the company from other items was $27,000.

     As a result of the foregoing factors, the company had a net loss of $1,579,000 in 2001, compared to a net loss of $402,000 in 2000, which results in a loss per common share of $0.52 in 2001 compared to $0.22 in 2000.

Liquidity and Capital Resources

     At December 31, 2001, Mountain Oil had a working capital deficit of $86,000, compared to a working capital deficit of $414,000 at December 31, 2000. The substantial improvement in our working capital deficit is a result of the funds derived from our public offering in the first quarter of 2001. We closed the public offering on February 28, 2001, after selling 715,068 shares, resulting in net proceeds of $1,524,053. From the net proceeds of the offering we used $374,722 to purchase oil well equipment, $547,071 to rework wells, $252,233 to purchase service equipment, $282,000 to repay outstanding loans from directors of Mountain Oil, $18,527 for payment of interest, and $49,000 for general and administrative expenses.

     During the year we used cash of $975,000 for the purchase of property and equipment, which included $615,000 of capitalized costs for reworking our existing wells and installing well equipment, and $360,000 of vehicles and well service equipment. Notwithstanding the substantial expenditures for property and equipment, the value of our property and equipment at the end of 2001 decreased by $372,000 from the end of 2000. This reduction is attributable to the impairment of $761,000 we were required to recognize on our oil and gas properties because of lower oil prices and the substantial increase in depreciation and depletion attributed to our properties. Since these impairments and expenses are non-cash items, we recognized an increase in cash from $14,000 at the beginning of 2001 to $173,000 at the end of 2001, which is attributable to the net cash provided by our financing activities of $1,202,000.

     Mountain Oil is currently suffering from the substantial drop in oil prices since the middle of 2001. As a result of the decline of oil prices, we are not only operating nine of our oil wells at reduced rates to maintain our existing leases. Our remaining productive wells are not economical at current oil prices and we do not intend to pursue further rework projects on our remaining wells while oil prices are at their current level. We have taken steps to substantially reduce our operating expenses by laying off employees and reducing or eliminating other items. We cannot predict at this time whether we can reach a break-even point of operation, or whether we will continue to operate at a net loss. The foregoing factors, as well as our recurring history of losses, raises substantial doubt of our ability to continue as a going concern. If we are unable to implement cost-saving measures, which will enable us to support with revenues our operating structure, we may be forced to seek debt or equity financing from outside sources. There is no assurance that we will be successful in our efforts to sustain our operations internally, or locate financing from outside sources on terms that are acceptable to Mountain Oil.

Recent Sales of Unregistered Securities

     In April of 2000, we issued convertible debentures to 41 individuals in exchange for $825,000. The debentures were issued to accredited investors in reliance on Section 4(2) of the Securities Act in transactions by an issuer not involving a public offering. Each of the investors received written information Mountain Oil on its existing and proposed business activities, financial condition and terms of the investment. No commissions were paid to any person in connection with the transaction. In March 2001, the holders of $802,000 in principal amount of the debentures elected to convert the debentures to 534,667 shares of our common stock.

     In March 2001, we issued options to purchase 25,000 shares of common stock of Mountain Oil to Harry L. Peterson, a newly appointed director, in reliance on the exemption set forth in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The option is exercisable at a price of $2.25 per share and expires in March 2011.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Mountain Oil appear at the end of this report beginning with the Index to Financial Statements on page 17.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

The following table sets forth the names, ages, and positions of our directors and executive officers.

Name                   Age    Position                           Since

Craig K. Phillips       49    President and Director             July 1999

Joseph F. Ollivier      59    Vice President - Chief Financial   July 1999
                              Officer/Investor Relations
                              Officer and Director

Lynn Stratford (1)      58    Vice President - Finance and       February 2000
                                    Director

Daniel S. Sam           40    Secretary, Treasurer, General      July 1999
                              Counsel and Director

Harry L. Peterson       58    Director                           March 2001

(1)   Mr. Stratford resigned as a director on January 7, 2002.

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

     Joseph F. Ollivier, Vice President, Chief Financial Officer and Director. Since 1995, Mr. Ollivier has been a managing member of First Capital Funding, LLC, a private mortgage company, where he supervises loan activity. Mr. Ollivier is responsible for overseeing our budgeting and financial direction. Mr. Ollivier is also a director of Datigen.com, Inc., a public company, engaged in the business of trip hazard removal.

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

     Harry L. Peterson, Director. Harry L. ("Pete") Peterson has served since 1987 as the president of Business Insurance Group, Inc., a private company based in Salt Lake City, Utah, that provides employee benefit brokerage and administrative services to businesses.

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to Mountain Oil for the prior fiscal years ended December 31, 2001, 2000, and 1999, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                            Annual           Long Term
                                         Compensation       Compensation
                                                        Securities Underlying
Name and Principal Position     Year      Salary ($)      Options/SARs (#)

Craig K. Phillips, President    2001       36,000                -0-
                                2000       36,000             25,000
                                1999          -0-                -0-


Stock Options

     No options were granted to the Named Executive Officers in 2001.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2001.

                              Number of Securities      Value of Unexercised
                             Underlying Unexercised     In-the-Money Options
                                     Options          At Fiscal Year End ($)(1)
                              at Fiscal YearEnd (#)
                                 Exercisable/              Exercisable/
Name and Principal Position     Unexercisable             Unexercisable

Craig K. Phillips                  25,000/ -0-                -0-/ -0-
  President

-------------------------------------------

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2001. The fair market value of Mountain Oil's common stock at December 31, 2001, is determined by the last sale price on that date, which was $1.01 per share.

Description of Long Term Stock Incentive Plan

     The purpose of the Long Term Stock Incentive Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in Mountain Oil. Directors, officers, and other employees of Mountain Oil and its subsidiaries are eligible to participate in the plan. In addition, awards may be granted to consultants providing valuable services to Mountain Oil. As of December 31, 2001, Mountain Oil employed approximately four individuals who are eligible to participate in the plan. A committee of the board or the entire board grants awards under the plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, or performance units.

     The committee or the Board of Directors has discretion to determine the terms of a plan award, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110% of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than 10% of the combined voting power of all classes of the stock of Mountain Oil (a "10% stockholder"); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2001, awards in the form of stock options to purchase a total of 100,000 shares were outstanding under the plan. This includes options issued to Craig K. Phillips, our president, to purchase 25,000 shares at an exercise price of $1.10 per share that expire in January 2010, options issued to Joseph F. Ollivier and Daniel S. Sam to purchase 25,000 shares each at an exercise price of $1.00 per share that expire in January 2010, and options issued to Harry L. Peterson to purchase 25,000 shares at an exercise price of $2.25 per share that expire in March 2011.

     A maximum of 500,000 shares of common stock may be subject to outstanding awards, determined immediately after the grant of any award under the plan. Shares of common stock, which are attributable to awards that have expired, terminated, or been canceled or forfeited during any calendar year, are available for issuance or use in connection with future awards.

     The plan was effective January 15, 2000, and is not limited in duration. No incentive stock option may be granted more than 10 years after the effective date. The plan may be amended by the Board of Directors without the consent of the stockholders, except that stockholder approval is required for any amendment that materially increases the aggregate number of shares of stock that may be issued under the plan or materially modifies the requirements as to eligibility for participation in the plan.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Mountain Oil, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                           Common Shares     Percent of Class(1)

Craig K. Phillips (2)(3)                      396,010           12.7
P.O. Box 1622
Roosevelt, UT 84066

Joseph F. Ollivier (2)(3)                     307,800            9.8
3191 N. Canyon Rd.
Provo, UT 84604

Daniel S. Sam (2)(3)                          371,182           11.9
319 W. 100 South
Vernal, UT 84078

Harry L. Peterson (2)(5)                      184,117            5.9
2063 N. Main
Centerville, UT 84014

All officers and Directors as
a Group (4 persons)                          1,259,109          39.3


(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(2)   These persons are all executive officers or directors of Mountain Oil.

(3) The number of shares listed for Craig K. Phillips includes shares issuable under an option to purchase 25,000 shares of common stock at an exercise price of $1.10 per share. The number of shares listed for Joseph F. Ollivier includes shares issuable under an option to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The number of shares listed for Daniel S. Sam includes shares issuable under an option to purchase 25,000 shares of common stock at an exercise price of $1.00 per share.

(4) The shares  attributed to Lynn  Stratford  are held in the following  names:
61,667 shares in the name LRS Unitrust, Lynn R. Stratford as Trustee; 80,000 shares in the name LRS Unitrust #3, Lynn R. Stratford as Trustee; 33,333 shares in the name GHB Charitable Trust #1, Lynn R. Stratford, Trustee; 33,333 shares in the name GHB Charitable Trust #2, Lynn R. Stratford, Trustee; and 90,000 shares in the name of Lynn R. Stratford.

(5) The shares attributed to Harry L. Peterson include 111,117 shares held in the name of PKP Investments, a limited liability company of which Mr. Peterson is the president, 25,000 shares issuable under an option at an exercise price of $2.25 per share, and 48,000 shares in the name of Harry L. Peterson.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2000, we borrowed $85,000 from Joseph Ollivier and $25,000 from Daniel Sam, both officers and directors of Mountain Oil. In October 2000, we borrowed an additional $5,000 from Daniel Sam. On November 1 2000, we borrowed an additional $150,000 from Joseph Ollivier. Each of these loans was represented by a promissory note bearing interest at the rate of 12% per year. All interest and principal was due in February 2001, except the first note issued to Joseph Ollivier for $85,000, which provided for interest to be paid monthly. We secured the note to Mr. Ollivier in the amount of $85,000 with a work over rig and pumping equipment that we own. On November 28, 2000, Mr. Ollivier agreed to make and additional $100,000 available to us under a promissory note, which was identical to the other notes we issued to Mr. Ollivier, against which we drew a total of $72,729. We repaid all of the notes to these officers and directors in March 2001.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Title of Document                                     Location

    3.1     Articles of Incorporation                                 *

    3.2     Amended Articles of Incorporation                         *

    3.3     By-Laws                                                   *

   10.1     Form of Oil and Gas Lease with U.S. Bureau of Land        *
              Management **

   10.2     Form of Oil and Gas Lease with U.S. Bureau of Land        *
              Management **

   10.3     Form of Oil and Gas Lease with U.S. Bureau of             *
            Indian
              Affairs **

   10.4     Form of Oil and Gas Lease with Private Person **          *

   10.5     Schedule of Leases with BLM, BIA, and Private             *
            Persons *

   10.6     Options Issued to Management - Phillips                   *

   10.7     Options Issued to Management - Ollivier                   *

   10.8     Options Issued to Management - Sam                        *

   10.9     Options Issued to Management - Peterson               Page E-1

   10.10    Stock Option Plan                                         *

* These exhibits are incorporated herein by this reference to Mountain Oil's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 25, 2000, as amended by Amendment No. 1 filed on October 19, 2000, Amendment No. 2 filed on December 27, 2000, and Amendment No. 3 filed on January 16, 2001.

Form 8-K Filings

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.
                                       15

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOUNTAIN OIL, INC.

Date: March 7, 2002                       By: /s/ Craig K. Phillips, President

Date: March 7, 2002                       By: /s/ Joseph F. Ollivier,
                                                  Chief Financial Officer

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 7, 2002                      /s/ Craig K. Phillips, Director


Date: March 7, 2002                      /s/ Joseph F. Ollivier, Director


Date: March 7, 2002                      /s/ Daniel S. Sam, Director


Date: March 7, 2002                      /s/ Harry L. Peterson, Director

                               MOUNTAIN OIL, INC.
                          Index to Financial Statements

--------------------------------------------------------------------------------





                                                                            Page


Independent Auditor's report                                                  18


Balance sheet                                                                 19

Statement of operations                                                       20


Statement of stockholders' equity                                             21


Statement of cash flows                                                       22


Notes to financial statements                                                 23


Schedules of supplementary information on
  oil and gas operations                                                      36

                                                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Stockholders of Mountain Oil, Inc.


We have audited the accompanying balance sheet of Mountain Oil, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Oil, Inc. as of December 31, 2001and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a working capital deficiency and has incurred substantial losses from operations. In addition, the Company's oil and gas reserves have declined significantly as noted in the unaudited supplementary schedules included after the notes to financial statements. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      TANNER + CO.


Salt Lake City, Utah
January 25, 2001

                                                              MOUNTAIN OIL, INC.
                                                                   Balance Sheet

                                                                    December 31,
--------------------------------------------------------------------------------
          Assets                                     2001        2000
          ------                                 -------------------------
 Current assets:
    Cash                                         $    173,000      14,000
    Accounts receivable                                67,000     113,000
    Inventory                                          50,000      58,000
    Other current assets                                4,000      79,000
                                                 -------------------------

             Total current assets                     294,000     264,000

 Property and equipment, net                        1,211,000   1,583,000
 Deposits                                                   -      11,000
                                                 -------------------------

                                                 $  1,505,000   1,858,000
                                                 =========================
 -------------------------------------------------------------------------------
          Liabilities and Stockholders' Equity
          ------------------------------------
 Current liabilities:
    Cash overdraft                               $     66,000  $        -
    Accounts payable                                  163,000     321,000
    Accrued expenses                                  118,000      13,000
    Related party notes payable                             -     338,000
    Current portion of long-term debt                  33,000       6,000
                                                 -------------------------

             Total current liabilities                380,000     678,000

 Long-term debt                                        39,000     864,000

 Commitments                                                -           -

 Stockholders' equity:
    Preferred stock, no par value, authorized
     10,000,000 shares; no shares issued or
     outstanding                                            -           -
    Common stock, no par value, authorized
     50,000,000 shares; 3,102,749 and 1,853,000
     shares issued and outstanding, respectively    3,084,000     735,000
    Accumulated deficit                            (1,998,000)   (419,000)
                                                 -------------------------

             Total stockholders' equity             1,086,000     316,000
                                                 -------------------------

                                                 $  1,505,000   1,858,000
                                                 =========================

See accompanying notes to financial statements.

                                                              MOUNTAIN OIL, INC.
                                                         Statement of Operations

                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                       2001        2000
                                                 -------------------------

 Oil and gas sales, net                               920,000     637,000
 Other revenues                                       133,000           -
                                                 -------------------------

                                                    1,053,000     637,000
                                                 -------------------------

 Costs and expenses:
    Operating costs                                   784,000     279,000
    Production and other taxes                         69,000      96,000
    General and administrative expenses               448,000     286,000
    Impairment of property and equipment              761,000           -
    Depreciation, depletion and amortization
     expense                                          597,000     255,000
                                                 -------------------------
                                                    2,659,000     916,000
                                                 -------------------------
         Loss from operations                      (1,606,000)  (279,000)

Interest expense                                      (31,000)  (145,000)
 Other Income                                          46,000           -
 Interest income                                       12,000      22,000
                                                 -------------------------
         Loss before provision for income taxes    (1,579,000)  (402,000)

 Provision for income taxes                                 -           -
                                                 -------------------------
         Net loss                                  (1,579,000)  (402,000)
                                                 =========================
Loss per common share - basic and diluted               (.52)       (.22)
                                                 =========================
 Weighted average number of common shares -
   basic and diluted                                3,015,000   1,834,000
                                                 =========================

See accompanying notes to financial statements.

                                                              MOUNTAIN OIL, INC.
                                               Statement of Stockholders' Equity

                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                             Preferred        Common Stock      Accumulated
                             Stock
                            --------------------------------
                             Shares Amount Shares     Amount      Deficit     Total
                            ----------------------------------------------------------

Balance at January
 1, 2000                         -  $  -  1,803,000 $  603,000    $(17,000) $  586,000

Exercise of stock options        -     -     50,000     50,000           -      50,000

Beneficial conversion feature    -     -          -     82,000           -      82,000
on convertible debentures

Net loss                         -     -          -          -    (402,000)   (402,000)
                            -----------------------------------------------------------
Balance at December 31, 2000     -     -  1,853,000    735,000    (419,000)    316,000

Common stock issued for cash     -     -    715,082  1,547,000           -   1,547,000

Common stock issued for debt     -     -    534,667    802,000           -     802,000

Net loss                         -     -          -          -  (1,579,000) (1,579,000)
                            -----------------------------------------------------------

Balance at December 31, 2001     -  $  -  3,102,749 $3,084,000 $(1,998,000) $1,086,000
                            ===========================================================


See accompanying notes to financial statements.

                                                              MOUNTAIN OIL, INC.
                                                         Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------
                                                           2001         2000
                                                        ------------------------

Cash flows from operating activities:
 Net loss                                                $(1,579,000)  (402,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation, depletion and amortization                  597,000    255,000
   Impairment of property and equipment                      761,000         -
   Allowance for doubtful accounts                            17,000         -
   Interest expense from beneficial conversion feature            -       82000
   (Increase) decrease in:
     Accounts receivable                                      29,000    (35,000)
     Inventory                                                 8,000    (58,000)
     Other current assets                                     75,000    (78,000)
     Deposits                                                 11,000         -
   Increase (decrease) in:
     Cash over-draft                                          66,000
     Accounts payable                                       (158,000)   138,000
     Accrued expenses                                        105,000      9,000
                                                        ------------------------
             Net cash used in
             operating activities                            (68,000)   (89,000)
                                                        ------------------------
 Cash flows used in investing activities -
  purchase of property and equipment                        (975,000)(1,421,000)
                                                        ------------------------
 Cash flow from financing activities:
  Proceeds from issuance of common stock                   1,547,000     50,000
  Payments on related party notes payable                   (338,000)  (200,000)
  Payments on long-term debt                                  (7,000)   (11,000)
  Proceeds from long-term debt                                    -     825,000
  Collection of subscription receivable                           -      10,000
  Proceeds from related party notes payable                       -     338,000
                                                        ------------------------
             Net cash provided by
             financing activities                          1,202,000  1,012,000
                                                        ------------------------
             Net increase (decrease) in cash                 159,000   (498,000)

 Cash, beginning of year                                      14,000    512,000
                                                        ------------------------

 Cash, end of year                                       $   173,000 $   14,000
                                                        ========================

See accompanying notes to financial statements.

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------
1. Organization     Organization and Business
   and              Mountain  Oil,  Inc.  (the  Company) is  incorporated
   Summary of       under the laws of the state of Utah and is  primarily
   Significant      engaged in the business of producing  and selling oil
   Accounting       and gas through  re-developing  existing  wells.  All
   Policies         of the  companies  operations  are  conducted  in the
                    continental United States.

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

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Oil and Gas Producing Activities
   and              The Company  utilizes the  successful  efforts method
   Summary of       of   accounting   for  its  oil  and  gas   producing
   Significant      activities.  Under this method,  all costs associated
   Accounting       with productive  exploratory  wells and productive or
   Policies         nonproductive   development   wells  are  capitalized
   Continued        while the costs of  nonproductive  exploratory  wells
                    are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Property and Equipment
   and              Property  and  equipment  are  stated  at  cost  less
   Summary of       accumulated  depreciation.  Depreciation  is provided
   Significant      using the  straight-line  method  over the  estimated
   Accounting       useful   lives  of  the  assets.   Expenditures   for
   Policies         maintenance  and repairs are expensed  when  incurred
   Continued        and  betterments  are  capitalized.  When  assets are
                    sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation, depletion, and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

                    Income Taxes
                    Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

                    Revenue Recognition
                    Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Oil and gas sales are reported net of royalty fees, which fees were $194,000 and $157,000 for the years ended December 31, 2001 and 2000, respectively. Revenues from services provided to other well operators are recognized when the services have been performed.

                    The Company does not have any gas balancing arrangements.

                    Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1. Organization     Earnings Per Share
   and              The  computation  of basic  earnings per common share
   Summary of       is based on the  weighted  average  number  of shares
   Significant      outstanding during the period.
   Accounting
   Policies         The computation of diluted  earnings per common share
   Continued        is based on the  weighted  average  number  of shares
                    outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Options to purchase 75,000 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at December 31, 2001 and 2000 but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                    Reclassifications
                    Certain accounts in the 2000 financial statements have been reclassified to conform with the current year presentation.


2. Going            The  accompanying   financial  statements  have  been
   Concern          prepared  assuming  that the Company will continue as
                    a going concern. As of December 31, 2001, the Company had a working capital deficiency, an accumulated deficit, and has incurred substantial operating losses. In addition, the Company's oil and gas reserves have declined significantly as noted in the unaudited supplementary schedules included after the notes to financial statements. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management intends to reduce operating costs through the reduction of personnel and direct production efforts to the more profitable wells.
                    If the Company is unable to obtain profitable operation it will require additional debt or equity financing. There can be no assurance that the Company will be successful in its efforts to secure debt or equity financing should the need arise.

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3. Accounts         Accounts receivable is comprised of the following at
   Receivable       December 31:

                                                            2001         2000
                                                        ------------------------

                    Trade accounts receivable           $    61,000  $  113,000
                    Related party receivable                 23,000           -
                    Allowance for doubtful accounts         (17,000)          -
                                                        ------------------------
                                                        $    67,000  $  113,000
                                                        ========================

4. Property and     Property and equipment consists of the following:
   Equipment
                                                              December 31,
                                                        ------------------------
                                                            2001         2000
                                                        ------------------------
                    Oil and gas properties
                      (successful efforts method)       $   174,000  $  174,000
                    Oil and gas equipment
                      (successful efforts method)         1,496,000   1,480,000
                    Vehicles and equipment                  334,000     155,000
                    Building and land                        59,000      31,000
                    Office furniture and fixtures            12,000      10,000
                                                        ------------------------
                                                          2,075,000   1,850,000

                    Less accumulated depreciation,
                      and depletion                        (864,000)   (267,000)
                                                        ------------------------
                                                        $ 1,211,000  $1,583,000
                                                        ========================

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5. Long-Term       Long-term  debt  consists of the following at December 31:
   Debt
                                                            2001          2000
                                                        ------------------------
                   Mortgage payable, due in monthly
                   installments of $300,including
                   interest at 8%, secured by real
                   property, andmaturing in August
                   2010.                                $    24,000  $   26,000

                   Note payable to a finance company,
                   due in monthly installments of $500,
                   including interest at 10.3%, secured
                   by equipment and maturing in
                   November 2004.                            15,000      19,000

                   Note payable to a bank bearing
                   interest at 9.45%, secured by
                   vehicles and due in monthly
                   installments of $340, maturing in
                   October 2004                              10,000          -

                   Convertible debentures (see note 4)       23,000     825,000
                                                        ------------------------
                                                             72,000     870,000

                                                            (33,000)     (6,000)
                                                        ------------------------
                                                        $    39,000  $  864,000
                                                        ========================
                   Future maturities of long-term debt are as follows:

                   Year Ending December 31:                            Amounts
                   ------------------------                            ---------
                      2002                                             $ 33,000
                      2003                                               11,000
                      2004                                               11,000
                      2005                                                3,000
                      2006                                                3,000
                      Thereafter                                         11,000
                                                                       ---------
                                                                       $ 72,000
                                                                       =========

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6. Convertible     On April 30, 2000, the Company  completed the issuance
   Debentures      of $825,000  convertible  debentures.  The  debentures
                   are convertible into common stock at $1.50 per share and are due on March 31, 2002. Interest at 7% is due monthly. The debentures are convertible at any time until the due date.
                   The Company recognized $82,000 as a beneficial conversion feature related to the conversion price of $1.50 per share for the year ended December 31, 2000. The beneficial conversion feature combined with the face interest rate of 7% results in an annual effective interest rate of 12%. During the year ended December 31, 2001 $802,000 of the convertible debentures were converted to the Company's common stock.


7. Impairment      As of December 31, 2001,  based on an updated reserve
   On Assets       study,  the  Company  determined  that its oil and gas
                   properties were impaired. The principal reason for such impairment has the significant decline in oil and gas prices during 2001. Due to the decline in prices, certain wells were considered to be uneconomical for development as of December
                   31, 2001. Therefore the reserves associated with such wells were not included as proved reserves at December 31, 2001.
                   The impairment, calculated on a well by well basis, was based on the amount of recorded costs in excess of the net future discounted cash flows from such wells. The total amount of impairment recorded as of December 31, 2001 was $761,000.

8. Income          The  provision  for  income  taxes  differs  from the
   Taxes           amount computed at federal  statutory rates as follows
                   at December 31:

                                                            2001         2000
                                                        ------------------------

                   Income tax benefit at statutory rate $   584,000  $  150,000
                   Beneficial conversion feature                 -      (28,000)
                   Depletion carry forward                   15,000      15,000
                   Other                                      1,000          -
                   Change in valuation allowance           (600,000)   (137,000)
                                                        ------------------------
                                                        $        -   $       -
                                                        ========================

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8. Income         Deferred tax assets  (liabilities)  are comprised of the
   Taxes          following at December 31:
   Continued
                                                            2001         2000
                                                        ------------------------

                  Net operating loss carry forward      $   464,000  $  146,000
                  Depreciation and depletion                (44,000)    (21,000)
                  Impairment on fixed assets                284,000          -
                  Allowance for bad debt                      6,000          -
                  Depletion carry forward                    30,000      15,000
                  Valuation allowance                      (740,000)   (140,000)
                                                        ------------------------
                                                        $        -   $       -
                                                        ------------------------
                  A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

                  As of December 31, 2001, the Company had a net operating loss carry forward of approximately $1,247,000. This carry forward begins to expire in 2019. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of this carry forward is due, in part, on the tax law in effect at the time and future events which cannot be determined.


9. Sales to       The  Company's  had sales to  entities  which  represent
   Major          more  than  10% as  follows  which  represented  for the
   Customer       years ended December 31, 2001 and 2000:

                                                            2001         2000
                                                        ------------------------

                  Company A                             $   847,000  $       -
                  Company B                             $   244,000  $  637,000
                  Company C                             $   124,000  $       -

10.   Related     Related  party  notes  payables  at  December  31,  2000
      Party       consisted  of  notes  payable  to  officers/shareholders
      Notes       totaling  $338,000.   The  notes  required  interest  at
      Payable     rates  ranging  from  11% to 12%  and  were  secured  by
                  property and equipment. During the year ended December 31, 2001 these notes were paid by the Company in full.

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
11.  Supplemental  Operations  reflect  actual  amounts paid for interest
     Disclosures   and income taxes as follows:
    of Cash Flow
    Information
                                                            2001         2000
                                                        ------------------------
                   Interest                             $    31,000  $    63,000
                                                        ------------------------
                   Income taxes                         $        -   $        -
                                                        ------------------------

                   During the year ended December 31, 2001:

                   o The Company issued 535,000 shares of common stock in exchange for $802,000 of convertible debt.

                   o The Company acquired vehicles of $11,000 , in exchange for a long-term debt.


12.  Preferred     The Company's  preferred stock may be issued from time
     Stock         to time in one or more series,  with such  distinctive
                   serial  designations  as may be stated or expressed in
                   the resolution or resolutions  providing for the issue
                   of such stock  adopted  from time to time by the Board
                   of  Directors.   In  such  resolution  or  resolutions
                   providing   for  the   issuance   of  shares  of  each
                   particular series, the Board of Directors is also expressly authorized to fix:

                   o     The right to vote

                   o The consideration for which the shares of such series are to be issued, the number of shares constituting such series and whether shares of such series shall be subject to redemption and the terms

                   o The rate of dividends, the times at which dividends shall be payable, and preferences and whether such dividends shall be cumulative or non-cumulative

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Preferred     o     The rights  which the  holders of shares of such
     Stock               series shall have in the event of any  voluntary
     Continued           or     involuntary     liquidation,      merger,
                         consolidation, distribution or sale of assets, dissolution or winding up of the affairs of the corporation

                    The rights which the holder of shares of such series shall have to convert such shares into or exchange such shares for shares of any other class or any other series of stock of the corporation


13.  Stock         A summary of the stock option and warrant  activity is
     Options and   as follows:
     Warrants
                                                                     Weighted
                                                        Number        Average
                                                       of Shares  Exercise Price
                                                       -------------------------
                     Outstanding at January 1, 2000         -             -
                     Granted                            125,000          1.05
                     Exercised                          (50,000)           -
                                                       -------------------------
                     Outsdanting at December 31, 2000    75,000   $      1.03
                      Granted                            25,000          2.25
                      Exercised                              -             -
                                                       -------------------------
                     Outstanding at December 31, 2001   100,000   $      1.34
                                                       =========================

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Stock          When  accounting for the issuance of stock options and
    Options and    warrants   financial   accounting   standards   allows
    Warrants       entities  the  choice  between   adopting  fair  value
    Continued      method or an  intrinsic  value  method  with  footnote
                   disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had the Company's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                             2001         2000
                                                        ------------------------
                   Net loss applicable to common
                     shares - as reported               $(1,579,000) $ (402,000)
                   Net loss applicable to common
                     shares - pro forma                 $(1,630,000) $ (516,000)
                   Loss per common share - as reported  $      (.52) $     (.22)
                   Loss per common share - pro forma    $      (.54) $     (.28)
                                                        ========================

                   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            2001         2002
                                                        ------------------------
                   Expected dividend yield              $        -   $       -
                   Expected stock price volatility           84.69%          -
                   Risk-free interest rate                    4.75%        5.75%
                   Expected option life                    5 years     10 years

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.   Stock        The  weighted  average  fair value of options  granted during
      Options and  the year ended December 31, 2000 is $.91.
      Warrants
      Continued    The following table summarizes information about stock
                   options and warrants outstanding at December 31, 2001:

                                       Outstanding             Exercisable
                          ------------------------------------------------------
                                       Weighted
                                       Average     Weighted             Weighted
                Range of              Remaining    Average              Average
                Exercise  Number      Contractual  Exercise   Number    Exercise
                Prices    Outstanding Life (Years)  Price   Exercisable  Price
                ----------------------------------------------------------------
                $1.00-1.10   75,000         8.04   $   1.03    75,000   $   1.03
                      2.25   25,000         9.18       2.25    25,000       2.25
                ----------------------------------------------------------------
                $1.00-2.25  100,000         8.33   $   1.34   100,000   $   1.34
                ================================================================

14.   Fair         The Company's  financial  instruments consist of cash,
      Value of     receivables,   payables,   and  notes   payable.   The
      Financial    carrying  amount  of cash,  receivables  and  payables
      Instruments  approximates  fair  value  because  of the  short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


15.  Environ-      Various federal,  state and local laws and regulations
     mental        covering  discharge of materials into the environment,
     Regulation    or  otherwise   relating  to  the  protection  of  the
                   environment,  may affect the Company's  operations and
                   the  costs of its oil and  natural  gas  exploitation,
                   development  and  production  operations.  The Company
                   does not  anticipate  that it will be  required in the
                   near future to expend amounts  material in relation to
                   the  financial  statements  taken as a whole by reason
                   of environmental  laws and regulations.  Because these
                   laws and  regulations  are  constantly  being changed,
                   the  Company is unable to predict the  conditions  and
                   other  factors,   over  which  it  does  not  exercise
                   control,   that   may   give   rise   to   environment
                   liabilities affecting the Company.

                                                              MOUNTAIN OIL, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.   Recent       In August 2001,  the  Financial  Accounting  Standards
      Accounting   Board  issued   Statement   of  Financial   Accounting
      Pronounce-   Standards No. 144  "Accounting  for the  Impairment of
      ments        Long-Lived    Assets".    This   Statement   addresses
                   financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB
                   Opinion No. 30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also
                   Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The
                   Company is currently assessing the impact of this statement.

                   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statement issued for fiscal years beginning after June 15, 2002. the Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company. The Company is currently assessing the impact of these statements.

                                                              MOUNTAIN OIL, INC.
                 Schedule of Supplementary Information on Oil and Gas Operations

--------------------------------------------------------------------------------


The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."

               Capitalized Costs Relating to Oil and Gas Producing Activities

                                                        December 31,
                                                  ------------------------
                                                     2001        2000
                                                  ------------------------

Proved oil and gas properties and related
 equipment                                       $ 1,323,000 $  1,433,000
Unproved oil and gas properties                      347,000      221,000
                                                  ------------------------
            Subtotal                                1,670,000   1,654,000

Accumulated depreciation, depletion and
 amortization and valuation allowances               (786,000)   (239,000)
                                                  ------------------------

                                                  $  884,000 $  1,415,000
                                                  ------------------------


                   Costs Incurred in Oil and Gas Acquisition,
                     Exploration and Development Activities

                                                   Year Ended December 31,
                                                  ------------------------
                                                     2001        2000
                                                  ------------------------

Acquisition of properties:
   Proved                                         $         - $         -
   Unproved                                       $         - $         -
Exploration costs                                 $         - $         -
Development costs                                 $   587,000 $ 1,167,000

                                                              MOUNTAIN OIL, INC.
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                 Results of Operations for Producing Activities

                                                      Years Ended
                                                      December 31,
                                                --------------------------
                                                --------------------------
                                                    2001         2000
                                                --------------------------

Oil and gas sales, net                          $   920,000  $   637,000
Production costs                                   (853,000)    (375,000)
Exploration costs                                          -            -
Impairment on properties and equipment             (761,000)            -
Depreciation, depletion and amortization
 provisions                                        (597,000)    (193,000)
                                                --------------------------

Net (loss) income before income taxes            (1,291,000)      69,000

Income tax provision                                       -     (13,000)
                                                --------------------------

Results of operations from producing
 activities
  (excluding corporate overhead and interest
    costs)                                      $(1,291,000) $    56,000
                                                ==========================

                                                              MOUNTAIN OIL, INC.
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------


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

All quantities shown in the table are proved reserves and are located within the United States.

                                        Years Ended December 31,
                                ------------------------------------------
                                        2001                 2000
                                ------------------------------------------
                                   Oil        Gas       Oil       Gas
                                  (bbls)     (mcf)    (bbls)     (mcf)
                                ------------------------------------------

Proved developed and
undeveloped
  reserves:
   Beginning of period             942,000   863,000   893,000    837,000
   Revision in previous           (496,000) (416,000)   79,000     26,000
estimates
   Discoveries and extension             -         -         -          -
   Purchase in place                     -         -         -          -
   Production                      (50,000)  (34,000)  (30,000)         -
   Sales in place                        -         -         -          -
                                ------------------------------------------

   End of period                   396,000   413,000   942,000    863,000
                                ==========================================

Proved developed reserves:
   Beginning of period              62,000         -    37,000          -
   End of period                   115,000         -    62,000          -

                                                              MOUNTAIN OIL, INC.
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------


            Standardized Measure of Discounted Future Net Cash Flows
               Relating to Proved Oil and Gas Reserves (Unaudited)

                                                          Years Ended
                                                          December 31,
                                                  --------------------------
                                                        2001        2000
                                                  --------------------------

  Future cash inflows                             $  9,021,000 $ 30,458,000
  Future production costs                           (4,152,000) (10,202,000)
  Development costs                                 (2,823,000)  (8,798,000)
  Future income tax expenses                          (763,000)  (4,274,000)
                                                  --------------------------

                                                     1,283,000    7,184,000

  10% annual discount for estimated timing of
  cash flows                                          (966,000)  (4,526,000)
                                                  --------------------------

  Standardized measure of discounted future net
  cash flows                                      $    317,000 $  2,658,000
                                                  --------------------------


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

                                                              MOUNTAIN OIL, INC.
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                     Changes in the Standardized Measure of
                  Discounted Future Net Cash Flows (Unaudited)

                                                           Year Ended
                                                          December 31,
                                                   -------------------------
                                                       2001        2000
                                                   -------------------------

  Balance, beginning of period                   $  2,658,000 $   778,000
  Sales of oil and gas produced net of                (67,000)   (262,000)
  production costs
  Net changes in prices and production costs       (1,974,000)  2,168,000
  Extensions and discoveries, less related costs            -           -
  Purchase and sales of minerals in place                   -           -
  Revisions of estimated development costs          2,967,000           -
  Revisions of previous quantity estimate          (5,171,000)    480,000
  Accretion of discount                               266,000     331,000
  Net changes in income taxes                       1,638,000    (837,000)
                                                 -------------------------

  Balance, end of year                           $    317,000 $ 2,658,000
                                                 =========================