Form 10QSB
period 2002-03-31
MOUNTAIN OIL INC
filed 2002-05-15
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 3,122,749 shares of common stock.

Transitional Small Business Format:  Yes [  ]  No [X]

                                   FORM 10-QSB
                               MOUNTAIN OIL, INC.

                                      INDEX
                                                                            Page

PART I.     Financial Information
              Item 1.  Financial Statements

              Balance Sheet as of March 31, 2002 (unaudited)                   2

              Statement of Operations for the Three Months                     3
              Ended March 31, 2002 and 2001 (unaudited)

              Statement of Cash Flows for the Three Months                     4
              Ended March 31, 2002 and 2001 (unaudited)

              Notes to Financial Statements                                    5

              Item 2.  Management's Discussion and Analysis                    6
              of Financial Condition

PART II.      Other Information                                                7

              Item 2.  Changes in Securities and Use of Proceeds               7

              Item 6.  Exhibits and Reports on Form 8-K                        7

SIGNATURES                                                                     8

                  Part I. Financial Information

Item 1.  Financial Statements
                                               MOUNTAIN OIL, INC.
                                                    Balance Sheet

                                       March 31, 2002 (unaudited)

       Assets

Current assets:
  Cash                                                $    79,000
  Accounts receivable                                      68,000
  Other receivable                                          6,000
  Prepaid expenses                                          8,000
  Inventory                                                49,000
                                                       ----------

          Total current assets                            210,000

Property and equipment, net                             1,217,000
                                                      -----------

                                                      $ 1,427,000
                                                      ===========
       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $   216,000
  Accrued expenses                                        112,000
  Current portion of long-term debt                         5,000
                                                      -----------

          Total current liabilities                       333,000

Long-term debt                                             42,000
                                                      -----------

                                                          375,000

Commitments                                                     -

Stockholders' equity:
  Preferred stock, no par value, authorized
   10,000,000 shares; no shares issued or
   outstanding                                                  -
  Common stock, no par value, authorized
   50,000,000 shares; 3,122,749 shares issued and
   outstanding                                          3,099,000
  Accumulated deficit                                  (2,047,000)
                                                       -----------

          Total stockholders' equity                    1,052,000
                                                       -----------

                                                      $ 1,427,000
                                                       -----------
                 See accompanying notes to financial statements

                                               MOUNTAIN OIL, INC.
                                          Statement of Operations

                                     Three Months Ended March 31,

                                               2002       2001
                                           (Unaudited) (Unaudited)

Oil and gas sales, net                    $   151,000  $  273,000

Costs and expenses:
  Operating costs                              67,000     172,000
  General and administrative expenses          86,000     148,000
  Depreciation, depletion and amortization
   expense                                     48,000      57,000
                                            ---------    --------

                                              201,000     377,000

       Loss from operations                   (50,000)   (104,000)

Interest expense                               (2,000)    (25,000)
Other income                                    3,000      18,000
                                            ---------    --------

       Loss before provision for
         income taxes                         (49,000)   (111,000)

Provision for income taxes                          -           -
                                             --------    --------

       Net loss                            $  (49,000) $ (111,000)
                                             ========    =========

Loss per common share -
   basic and diluted                       $    (.02)  $     (.05)
                                             ========    =========

Weighted average number of common
  shares - basic and diluted                3,109,416    2,099,301
                                            =========    =========







                 See accompanying notes to financial statements

                                                     MOUNTAIN OIL, INC.
                                                Statement of Cash Flows

                                             Three Months Ended March 31,

                                                  2002         2001
                                               (Unaudited)  (Unaudited)

Cash flows from operating activities:
  Net loss                                     $  (49,000)  $ (111,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation, depletion and amortization      48,000       57,000
     Provision for doubtful accounts              (17,000)           -
    (Increase) decrease in:
       Accounts receivable                         10,000      (16,000)
       Prepaid expenses                            (4,000)       6,000
       Inventory                                    1,000      (14,000)
     Increase (decrease) in:
       Accounts payable                            53,000     (101,000)
       Accrued expenses                            (6,000)      66,000
                                                ----------  ----------

          Net cash provided by (used in)
          operating activities                     36,000     (113,000)
                                                ----------  -----------

Cash flows used in investing activities-
  purchase of property and equipment              (54,000)    (310,000)
                                                ----------  -----------

Cash flow from financing activities:
  Cash over-draft                                 (66,000)           -
  Payments on related party notes payable               -     (338,000)
  Payments on long-term debt                      (25,000)      (1,000)
  Proceeds from issuance of common stock           15,000    1,524,000
                                                ----------  ----------

          Net cash (used in) provided by
          financing activities                    (76,000)   1,185,000
                                                ----------  ----------

          Net (decrease) increase in cash         (94,000)     762,000

Cash, beginning of period                         173,000       14,000
                                                ----------  ----------

Cash, end of period                             $  79,000   $  776,000
                                                ==========  ==========



                 See accompanying notes to financial statements

                               MOUNTAIN OIL, INC.
                          Notes to Financial Statements

                        Three Months Ended March 31, 2002

1. Organization     Organization
   and              The Company is  incorporated  under the laws of the state of
   Summary          Utah and is primarily  engaged in the business of acquiring,
   of Significant   developing,  producing  and selling oil and gas products and
   Accounting       properties to companies  located in the  continental  United
   Policies         States.

                    Unaudited Financial Information
                    The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the entire year.

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

                    Going Concern

                    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company had a working capital deficiency, an accumulated deficit, and has incurred substantial operating losses. In addition, the Company's oil and gas reserves have declined significantly as noted in the unaudited supplementary schedules included after the notes to financial statements. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management intends to reduce operating costs through the reduction of personnel and direct production efforts to the more profitable wells. If the Company is unable to obtain profitable operation it will require additional debt or equity financing. There can be no assurance that the Company will be successful in its efforts to secure debt or equity financing should the need arise.


2. Common           During  the  three  months ended  March 31, 2002 the company
   Stock            issued 20,000 shares of its common stock for $15,000


Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Results of Operations - Three Months periods Ended March 31, 2002 and 2001

     Net oil and gas sales were $151,000 and $273,000 for the three months ended March 31, 2002 and 2001, respectively. This 45% decrease in sales is primarily attributable to decreasing both the number of our producing wells and the production rates of our existing wells, and the declining price of oil from $31 per barrel to $16.

     Operating costs for the three months ended March 31, 2002 and 2001 were $67,000 and $172,000, respectively. This 61% decrease in production costs is attributable to the reduction of our well reworking activities. We also reduced our full-time production employees to a total of four in January because of lower oil prices.

     General and administrative expenses decreased 42% to $86,000 from $148,000 for the three months ended March 31, 2002 and 2001, respectively. Depreciation, depletion and amortization expenses decreased 16% to $48,000 for the three months ended March 31, 2002, from $57,000 for the same period in 2001. Interest expense for the three months ended March 31, 2002 and 2001 was $2,000 and $25,000, respectively. Other income for these same periods was $3,000 and $18,000, respectively. These decreases are attributable to the Company's non-acquisition of capital in 2002 and very small interest bearing on bank deposits.

     As a result of the foregoing, we realized a net loss of $49,000 for the three months ended March 31, 2002, as compared to a net loss of $111,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Net cash provided by (used in) operating activities for the three months ended March 31, 2002 and 2001 was $36,000 and ($113,000), respectively. During these periods our net cash used in investing activities was ($54,000) and ($310,000), respectively, which was invested in property and equipment. Our financing activities used ($76,000) of net cash for the three months ended

March 31, 2002, as compared to $1,185,000 of net cash provided by financing activities for the same period in 2001.

     At March 31, 2002, we had a working capital deficit of $123,000, as compared to working capital of $745,000 at March 31, 2001. This substantial difference to our working capital is due to our public offering that closed in February 2001 that increased our working capital substantially and then resulting operations and expenses that have resulted in deficits.

     Mountain Oil has reduced operating costs through the reduction of personnel and has shifted direct production efforts to the more profitable wells. If the Company is unable to operate profitably it will require additional debt or equity financing within the next twelve months. If Mountain Oil is successful in improving production during this period and/or if the price of oil increases, we believe that Mountain Oil will generate sufficient revenues internally to cover its operating expenses. The company is currently looking for opportunities to develop its undeveloped lease acreage by drilling new wells with partners or through farm out arrangements.

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

  Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

On March 14, 2002, the Company sold 20,000 shares of its common stock to a single investor for $15,000. Based on information provided by the investor, the Company believes the investor to be an accredited investor within the meaning of Rule 501 of Regulation D. The shares were sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

Item 6.  Exhibits and Reports n Form 8-K:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOUNTAIN OIL, INC.

Date:  May 14, 2002          By: /s/ Craig K. Phillips, President

Date:  May 14, 2002          By: /s/ Joseph Ollivier, CFO