Form 10-Q
period 2002-06-30
MOUNTAIN OIL INC
filed 2002-08-14
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB

              [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                  For  the  quarterly  period  ended  June  30,  2002
              [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                        For  the  transition  period  from  to

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 3,122,749 shares of common stock.

Transitional  Small  Business  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None

                         FORM  10-QSB
                     MOUNTAIN  OIL,  INC.

                            INDEX



                                                    PAGE
PART I.     Financial Information
  Item 1.  Financial Statements                        2

  Balance Sheet as of June 30, 2002 (unaudited)        3

  Statement of Operations for the Three Months         4
  Ended June 30, 2002 and 2001 and Six Months
  Ended June 30, 2002 (unaudited)

  Statement of Cash Flows for the Six Months           5
  Ended June 30, 2002 and 2001 (unaudited)

              Notes to Financial Statements            6

   Item 2.  Management's Discussion and Analysis     7-8
   of Financial Condition

PART II.  Other Information

  Item 2.  Changes in Securities and Use of Proceeds   8

  Item 6.  Exhibits and Repots on Form 8-K             8

PART III.  Certification of Financial Statements       9


SIGNATURES                                             9



Part  I.  Financial  Information
Item  1.  Financial  Statements

                     MOUNTAIN  OIL,  INC.
                        Balance  Sheet
                        June  30,  2002
                         (unaudited)


Assets
Current assets:
  Cash                                    $    71,000
  Accounts receivable                          54,000
  Inventory                                    55,000
  Prepaid Insurance                             6,000
                                          ------------

    Total current assets                      186,000

Property and equipment, net                 1,193,000
                                          ------------

                                          $ 1,379,000
                                          ============

  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   171,000
  Accrued expenses                            146,000
  Current portion of long-term debt            10,000
                                          ------------

    Total current liabilities                 327,000

Long-term debt                                 34,000
                                          ------------

    Total Liabilities                         361,000

Stockholders' equity:
  Preferred stock, no par value,
   authorized 10,000,000 shares;
   no shares issued or outstanding                  -
  Common stock, no par value, authorized
   50,000,000 shares; 3,122,749 shares
   issued and outstanding                   3,099,000
  Accumulated deficit                      (2,081,000)
                                          ------------

    Total stockholders' equity              1,018,000
                                          ------------

Total Liabilities and Equity                1,379,000
                                          ------------



                 See accompanying notes to financial statements

                     MOUNTAIN  OIL,  INC.
                   Statement  of  Operations

                                         Three  Months          Six  Months
                                            Ended                Ended
                                 June  30    June  30             June  30,
                                    2002        2001         2002        2001
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)


Oil and gas sales            $  137,000   $  268,000   $  288,000   $  540,000

Costs and expenses:
  Operating Costs                87,000      219,000      154,000      405,000
  General and
  administrative
  expenses                       45,000      124,000      131,000      256,000
  Depreciation,
  depletion and
  amortization expense           45,000       57,000       93,000      114,000
                             -----------  -----------  -----------  -----------

                                177,000      400,000      378,000      777,000

       Income (loss)
from operations                 (40,000)    (132,000)     (90,000)    (235,000)

Interest expense                 (4,000)      (2,000)      (6,000)     (28,000)
Other income                     10,000        4,000       13,000       22,000
                             -----------  -----------  -----------  -----------

       Income (loss)
before provision
for income taxes                (34,000)    (130,000)     (83,000)    (241,000)

Provision for income taxes            -            -            -            -
                             -----------  -----------  -----------  -----------

       Net income (loss)        (34,000)    (130,000)     (83,000)    (241,000)
                             ===========  ===========  ===========  ===========

Income (loss) per
common share-
basic and diluted            $     (.01)  $     (.04)  $     (.03)  $     (.08)
                             ===========  ===========  ===========  ===========
Weighted average number
of common shares - basic
and diluted                   3,123,000    3,103,000    3,116,000    2,926,000
                             ===========  ===========  ===========  ===========







         See  accompanying  notes  to  financial  statements


                     MOUNTAIN  OIL,  INC.
                   Statement  of  Cash  Flows


                                              Six  Months   Ended  June  30,
                                                   2002          2001
                                               (Unaudited)   (Unaudited)
                                               -----------  -----------



Cash flows from operating activities:
  Net (loss)                                    $ (83,000)  $ (241,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation, depletion and amortization      93,000      114,000
       Provision for doubtful accounts            (17,000)           -
(Increase) decrease in:
       Accounts receivable                         30,000      (22,000)
       Deferred issue costs                             -       64,000
       Prepaid expenses                            (2,000)      15,000
       Inventory                                   (5,000)     (25,000)
       Deposits                                         -       11,000
     Increase (decrease) in:
       Accounts payable                             8,000     (144,000)
       Accrued expenses                            28,000       87,000
                                                ----------  -----------

          Net cash provided by (used in)
          operating activities                     52,000      (91,000)
                                                ----------  -----------

Cash flows used in investing activities-
  purchase of property and equipment              (75,000)    (646,000)
                                                ----------  -----------


Cash flow from financing activities:
Payment of cash overdraft                         (66,000)           -
Payment on convertible notes                      (23,000)           -
Payments on related party notes payable                 -     (338,000)
Payments on long-term debt (conversion
of debentures)                                     (5,000)      (3,000)
Proceeds from issuance of common stock             15,000    1,547,000
                                                ----------  -----------

          Net cash provided by (used in)
          financing activities                    (79,000)   1,206,000
                                                ----------  -----------

          Net increase (decrease) in cash        (102,000)     469,000

Cash, beginning of period                         173,000       14,000
                                                ----------  -----------

Cash, end of period                             $  71,000   $  483,000
                                                ==========  ===========







         See  accompanying  notes  to  financial  statements

                               MOUNTAIN OIL, INC.
                          Notes  to  Financial  Statements

                        Three  Months  Ended  June  30,  2002

1. Organization     Organization
   and              The Company is  incorporated  under the laws of the state of
   Summary          Utah  and is primarily engaged in the business of acquiring,
   of Significant   developing,  producing and selling oil and gas products and
   Accounting       properties  to  companies located in the continental  United
   Policies         States.

                    Unaudited  Financial  Information
                    The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the management, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the entire year.

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

                    Going  Concern

The  accompanying  financial  statements  have  been  prepared assuming  that  the  Company  will  continue  as  a  going  concern.
As  of  June  30,  2002,  the  Company  had  a  working  capital
deficiency,   an  accumulated   deficit,  and  has  incurred
substantial  operating  losses.  In  addition,  the  Company's  oil and  gas  reserves  have  declined  significantly  as  noted  in  the unaudited  supplementary  schedules  included  after  the  notes to  financial  statements  in  the  Company's  most  recent  10KSB.
These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management intends to reduce operating costs through the reduction of personnel and direct production efforts to the more profitable wells. If the Company is unable to obtain profitable operation it will require additional debt or equity financing. There can be no assurance that the Company will be successful in its efforts to secure debt or equity financing should the need arise.


2. Common           During  the  six  months  ended  June  30, 2002 the company
   Stock            issued  20,000  shares  of  its  common  stock  for  $15,000

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Results  of  Operations  -  Six  Months  periods  Ended  June  30, 2002 and 2001

     Net oil and gas sales were $288,000 and $540,000 for the six months ended June 30, 2002 and 2001, respectively. This 47% decrease in sales is primarily attributable to decreasing both the number of our producing wells, the production rates of our existing wells, and the declining price of oil. For the six months ended June 30, 2002 the Company received a gross average of $20.48 per barrel.

     Operating costs for the six months ended June 30, 2002 and 2001 were $154,000 and $405,000, respectively. This 62% decrease in production costs is attributable to the reduction of our well reworking activities. We also reduced our full-time production employees to a total of four in January because of lower oil prices.

     General and administrative expenses decreased 49% to $131,000 from $256,000 for the six months ended June 30, 2002 and 2001, respectively. Depreciation, depletion and amortization expenses decreased 18% to $93,000 for the six months ended June 30, 2002, from $114,000 for the same period in 2001. Interest expense for the six months ended June 31, 2002 and 2001 was $6,000 and $28,000, respectively. Other income for these same periods were 13,000 and $22,000 respectively. These decreases are attributable to the Company's general decline in operations and conversion of 822,000 in convertible notes to common stock at $1.50 in April of 2001 and very small interest bearing on bank deposits.

     As a result of the foregoing, we realized a net loss of $83,000 for the six months ended June 30, 2002, as compared to a net loss of 241,000 for the six months ended June 30, 2001.

Results  of  Operations  -  Three  Months  periods  Ended June 30, 2002 and 2001

     Net oil and gas sales were $137,000 and $268,000 for the three months ended June 30, 2002 and 2001, respectively. This 96% decrease in sales is primarily attributable to decreasing both the number of our producing wells, the production rates of our existing wells, and the declining price of oil.

     Operating costs for the three months ended June 30, 2002 and 2001 were $87,000 and $219,000, respectively. This 60% decrease in production costs is attributable to the reduction of our well reworking activities. We also reduced our full-time production employees to a total of four in January because of lower oil prices.

     General and administrative expenses decreased 64% to $45,000 from $124,000 for the six months ended June 30, 2002 and 2001, respectively. Depreciation, depletion and amortization expenses decreased 21% to $45,000 for the three months ended June 30, 2002, from $57,000 for the same period in 2001. Interest expense for the three months ended June 31, 2002 and 2001 was $4,000 and $2,000, respectively. Other income for these same periods were 10,000 and $4,000 respectively.

     As a result of the foregoing, we realized a net loss of $34,000 for the three months ended June 30, 2002, as compared to a net loss of 130,000 for the three months ended June 30, 2001.

Liquidity  and  Capital  Resources

     Net cash provided by (used in) operating activities for the six months ended June 30, 2002 and 2001 was $52,000 and ($91,000), respectively. During these periods our net cash used in investing activities was ($75,000) and ($646,000), respectively, which was invested in property and equipment. Our financing activities used ($79,000) of net cash for the six months ended June 30, 2002, as compared to $1,206,000 of net cash provided by financing activities for the same period in 2001.

     At June 30, 2002, we had a working capital deficit of $141,000 as compared to working capital of $344,000 at June 30, 2001. This substantial difference to our working capital is due to our public offering that closed in February 2001 that increased our working capital substantially and then resulting operations and expenses that have resulted in deficits.

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

Item  6.  Exhibits  and  Reports  n  Form  8-K:  None

PART  II.  Certification  of  Financial  Statements

     The Company's President, Craig K. Phillips, and CFO, Joseph Ollivier hereby certifies the financial statements enclosed. Mr. Phillips and Mr. Ollivier also certifies that the enclosed financial statements comply with the requirements of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of the company. The signing officer, Craig K. Phillips and Joseph Ollivier, certifies that he has reviewed the report and to his knowledge does not contain any material misstatements or omissions. Mr. Phillips and Mr.
Ollivier further certifies that the signing officers are responsible for establishing and maintaining internal controls, have designed such internal controls to ensure that material information relating to the issuer and its subsidiaries is made known to the officers by those within this entity. Mr. Phillips and Mr. Ollivier certifies that there have been no instances of fraud, whether or not material, that involves management or employees who have a significant role in the issuer's internal controls. Mr. Phillips and Mr. Ollivier further certifies that he will evaluate the effectiveness of the issuer's internal controls within 90 days of this report and report whether any deficiencies in the design or operation of internal controls could adversely affect the issuer's ability to report financial data.



SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOUNTAIN  OIL,  INC.





Date:  July  26,  2002          By:  /s/  Craig  K.  Phillips,  President





Date:  July  26,  2002          By:  /s/  Joseph  Ollivier,  CFO