Form 10QSB
period 2002-09-30
MOUNTAIN OIL INC
filed 2002-11-12
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington,  D.C.  20549
                         FORM  10-QSB

    [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  nine  month  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 3,122,749 shares of common stock.

Transitional  Small  Business  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None


                         FORM  10-QSB
                     MOUNTAIN  OIL,  INC.


INDEX
                                                                       Page

PART I.     Financial Information

              Item 1.  Financial Statements                              3

              Balance Sheet as of September 30, 2002 (unaudited)         3

              Statement of Operations for the Three and Nine             4
Months Ended September 30, 2002 and 2001 (unaudited)

              Statement of Cash Flows for the Nine Months5
              Ended September 30, 2002 and 2001 (unaudited)

              Notes to Financial Statements                              6

              Item 2.  Management's Discussion and Analysis              7
              of Financial Condition

PART II.      Other Information


SIGNATURES                                                               9

CERTIFICATION OF FINANCIAL STATEMENTS                                    9

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT         10



Part  I.  Financial  Information
Item  1.  Financial  Statements

                     MOUNTAIN  OIL,  INC.
                        Balance  Sheet
                        September  30,  2002
                         (unaudited)


       Assets

Current assets:
  Cash                                    $    64,000
Accounts receivable                            87,000
  Inventory                                    55,000
  Prepaid Insurance                             3,000

          Total current assets                209,000

Property and equipment, net                 1,186,000

       Total Assets                       $ 1,395,000
                                          ===========


 Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   209,000
  Accrued expenses                            172,000
  Current portion of long-term debt             9,000

          Total current liabilities           380,000

Long-term debt                                 42,000

     Total Liabilities                        422,000

Stockholders' equity:
  Preferred stock, no par value,
   authorized 10,000,000 shares;
   no shares issued or outstanding                  -
  Common stock, no par value, authorized
   50,000,000 shares; 3,122,749 shares
   issued and outstanding                   3,099,000
  Accumulated deficit                      (2,126,000)

          Total stockholders' equity          973,000

Total Liabilities and Equity              $ 1,395,000
                                          ===========




        See  accompanying  notes  to  financial  statements



                     MOUNTAIN  OIL,  INC.
                   Statement  of  Operations


                                              Three Months                Nine Months
                                                 Ended                      Ended
                                              September 30               September 30,
                                           2002          2001          2002         2001
                                        (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Oil and gas sales                   $      170,000   $   336,000   $   458,000   $  876,000
                                    ---------------  ------------  ------------  -----------

Costs and expenses:
  Operating Costs                           96,000       167,000       250,000      572,000
  General and
  administrative
  expenses                                  62,000        93,000       193,000      349,000
  Depreciation,
  depletion and
  amortization expense                      55,000       166,000       148,000      280,000
                                    ---------------  ------------  ------------  -----------

Total Costs and expenses            $      213,000   $   320,000   $   591,000   $1,201,000
                                    ---------------  ------------  ------------  -----------

       Loss from
       Operations                          (43,000)      (90,000)     (133,000)    (325,000)

Interest expense                            (3,000)       (2,000)       (9,000)     (30,000)
Other income                                 1,000         2,000        14,000       24,000
                                    ---------------  ------------  ------------  -----------

       Loss before
       provision for
       income taxes                        (45,000)      (90,000)     (128,000)    (331,000)

Provision for income taxes                       -             -             -            -
                                    ---------------  ------------  ------------  -----------

       Net Loss                            (45,000)      (90,000)     (128,000)    (331,000)
                                    ===============  ============  ============  ===========

Loss per
common share -
basic and diluted                   $         (.01)  $      (.03)  $      (.04)  $     (.11)
                                    ===============  ============  ============  ===========

Weighted average number
of common shares - basic
and diluted                              3,123,000     3,103,000     3,118,000    2,985,000


         See  accompanying  notes  to  financial  statements



                     MOUNTAIN  OIL,  INC.
                   Statement  of  Cash  Flows



                                           Nine Months Ended September 30,
                                                    2002          2001
                                                 (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                                      $  (128,000)  $ (331,000)
  Adjustments to reconcile net income loss
   to net cash used in operating activities:
     Depreciation, depletion and amortization       148,000      280,000
          Provision for doubtful accounts           (17,000)           -
     (Increase) decrease in:
       Accounts receivable                           (2,000)     (40,000)
       Deferred issue costs                               -       64,000
       Prepaid expenses                                   -       15,000
       Inventory                                     (5,000)     (12,000)
       Deposits                                           -       11,000
     Increase (decrease) in:
       Accounts payable                              36,000     (207,000)
       Accrued expenses                              63,000      100,000
                                                ------------  -----------

          Net cash provided by (used in)
          operating activities                       95,000     (120,000)
                                                ------------  -----------

Cash used in investing activities-
  purchase of property and equipment               (123,000)    (773,000)
                                                ------------  -----------

Cash flow from financing activities:
Payment of cash overdraft                           (66,000)           -
Payment of convertible notes                        (23,000)           -
Payment on related party notes payable                    -     (338,000)
  Payments on long-term debt                         (7,000)      (5,000)
  Proceeds from issuance of common stock             15,000    1,547,000
                                                ------------  -----------

          Net cash (used in) provided by
          financing activities                      (81,000)   1,204,000
                                                ------------  -----------

          Net (decrease) increase in cash          (109,000)     311,000

Cash, beginning of period                           173,000       14,000
                                                ------------  -----------

Cash, end of period                             $    64,000   $  325,000
                                                ============  ===========


         See  accompanying  notes  to  financial  statements

                               MOUNTAIN OIL, INC.
                          Notes  to  Financial  Statements

                        Periods  Ended  September  30,  2002

1. Organization    Organization
   and             The Company is  incorporated  under the laws of the state of
   Summary         Utah  and is primarily engaged in the business of acquiring, of Significant developing, producing and selling oil and gas products and Accounting properties to companies located in the continental United
   Policies        States.

                   Unaudited  Financial  Information
                   The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of the
                   management,   necessary  to  present  fairly  the
                   financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002. The results of operations for the three and nine months ended are not necessarily indicative of the results to be expected for the entire year

                   Earnings  Per  Share

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

                   Going  Concern

                   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company had a working capital deficiency, an accumulated deficit, and has incurred
                   substantial   operating   losses.   These   conditions raise
                   substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management intends to reduce operating costs through the reduction of personnel and direct production efforts to the more profitable wells. If the Company is unable to obtain profitable operation it Will require additional debt or equity financing. There can be no assurance that the Company will be successful in its efforts to secure debt or equity financing should the need arise.

2. Common          During the nine months ended September 30, 2002 the company
   Stock           issued  20,000  shares  of  its  common  stock  for  $15,000

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Results of Operations - Nine Months and Three Months periods Ended September 30, 2002 and 2001

     Net oil and gas sales were $458,000 and $876,000 for the nine months ended September 30, 2002 and 2001, respectively. This 48% decrease in sales is primarily attributable to decreasing both the number of our producing wells, and the production rates of our existing wells. For the nine months ended September 30, 2002 the Company received an average of $21.77 per barrel. For the three months ended September 30, 2002 and 2001, net oil and gas sales were $170,000 and $336,000, respectively, resulting in a 49% reduction. The significant decrease in revenues was due to our continued effort at concentration on the more profitable wells. During 2002, in order to improve our cash flow we determined to focus our operating efforts on the wells that were producing at the highest rate and at the least cost. Such efforts have improved our cash flow and reduced our net loss but have resulted in a significant decrease in revenue. If we are able to improve our cash flow in the future, we may return to the currently non-producing wells with the intent on upgrading and improving the equipment on such wells thus resulting in increased productivity. We also may return to such wells if the price of oil increases to the extent that production becomes economically feasible.

     Operating costs for the nine months ended September 30, 2002 and 2001 were $250,000 and $572,000 respectively. This 56% decrease in production costs is attributable to the reduction of our well reworking activities. We also reduced our full-time production employees to a total of four in January because of lower oil prices. For the three months ended September 30,2002 and 2001, operating costs were 96,000 and 167,000, respectively, resulting in a 42% decrease.

     General and administrative expenses decreased 45% to $193,000 from $349,000 for the nine months ended September 30, 2002 and 2001, respectively. Depreciation, depletion and amortization expenses decreased 47% to $148,000 for the nine months ended September 30, 2002, from $280,000 for the same period in 2001. The significant decrease in depreciation, depletion and amortization was a direct result of the decrease in production as discussed above. Interest expense for the nine months ended September 30, 2002 and 2001 was $9,000 and $30,000, respectively. Other income for these same periods were $14,000 and $24,000 respectively. These decreases are attributable to the Company's general decline in operations. Our current efforts to concentrate on the more profitable wells and decrease production costs have resulted in increased gross margins (revenues less operating costs) from 35% for the nine months ended September 30, 2001 to 45% for the respective period in 2002. In addition, such efforts combined with our reduction of general and administrative expenses resulted in a 61% decrease in the net loss from September 30, 2001 to 2002 as well as positive cash flow generated from operating activities of $95,000 for the nine months ended September 30, 2002.

     As a result of the foregoing, we realized a net loss of $128,000 for the nine months ended September 30, 2002, as compared to a net loss of $331,000 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, we realized a net loss of $45,000, compared to a net loss of $90,000 for the three months ended September 30, 2001.

Liquidity  and  Capital  Resources

     As noted above, during 2002 we have concentrated on improving our cash flows in order to be able to sustain operations through cash flow generated from operations. During the nine months ended September 30, 2002 we generated cash flow from operating activities of $95,000 as compared to cash flow used in operating activities of $120,000 in the same period of 2001, an improvement of $215,000. This improvement was a direct result of our efforts to concentrate on the production of our wells producing at the highest rate for the least cost.

     In addition, we have significantly decreased our expenditures on new oil and gas equipment and other capital improvements. During the nine months ended September 30, 2002, we acquired $123,000 of property and equipment as compared to $773,000 in September 30, 2001. We plan to continue to focus on the producing wells that are not in need of significant capital improvements until we can generate sufficient cash flow to rework and improve other wells or until the price of oil increases to the extent that rework and improvement become economically feasible.

     As a result of the payment of cash overdraft existing at December 31, 2001 and ongoing payments of long-term debt, offset by $15,000 received from the issuance of 20,000 shares of common stock, we used cash in financing activities of $81,000 during the nine months ended September 30, 2002. During the same period in 2001, we generated $1,204,000 from financing activities mainly as a result of our initial public offering in February 2001 in which we received $1,547,000.

     At September 30, 2002, we had a working capital deficit of $171,000 as compared to $86,000 at December 31, 2001. This decrease to our working capital is due to expenditures on capital improvements during 2002 as well as payments on debt.

     Mountain Oil has reduced operating costs through the reduction of personnel and has shifted direct production efforts to the more profitable wells. If the Company is unable to operate profitably it will require additional debt or equity financing within the next twelve months. If Mountain Oil is successful in improving production during this period and/or if the price of oil increases, we believe that Mountain Oil will generate sufficient revenues internally to cover its operating expenses. The company is currently looking for opportunities to develop its undeveloped lease acreage by drilling new wells with partners or through farm-out arrangements.

Item  4.  Controls  and  Procedures

     (a)  Evaluation  of  disclosure  controls  and  procedures

     Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b)  Changes  in  internal  controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  Part  II.  Other  Information

Item  1.  Changes  in  Securities  and  Use  of  Proceeds

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

Item  2.  Exhibits  and  Reports  n  Form  8-K:  None


SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOUNTAIN  OIL,  INC.

Date:  July  26,  2002          By:  /s/  Craig  K.  Phillips,  President

Date:  July  26,  2002          By:  /s/  Joseph  Ollivier,  CFO



                                  CERTIFICATION

We,  Craig  Phillips  (President)  and  Joseph  Ollivier  (CFO)  certify  that:

1.     We have reviewed this annual report on Form 10-KSB of Mountain Oil, Inc.;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. We and the registrant's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We and the registrant's other certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We and the registrant's other certifying officers have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  11/6/02     By:  /s/  Craig  Phillips,  President

Date:  11/6/02     By:  /s/  Joseph  Ollivier,  CFO



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


     In connection with the quarterly report of Mountain Oil, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, Craig Phillips hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

1.     The  quarterly  report  fully  complies  with the requirements of Section
13(a)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November  6,  2002               /s/  Craig  Phillips,  President
------------------               --------------------------------



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


     In connection with the quarterly report of Mountain Oil, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, Joseph Ollivier hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

3.     The  quarterly  report  fully  complies  with the requirements of Section
13(a)  of  the  Securities  Exchange  Act  of  1934;  and

4. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November  6,  2002               /s/  Joseph  Ollivier,  CFO
------------------               ---------------------------