Form 10QSB/A
period 2002-09-30
MOUNTAIN OIL INC
filed 2002-12-04
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington,  D.C.  20549

                     AMENDMENT NO. 1 TO
                         FORM  10-QSB

    [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

       For  the  nine  month  period  ended  September  30,  2002

   [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

           For  the  transition  period  from _____ to _____

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



Part  I.  Financial  Information
Item  1.  Financial  Statements

                     MOUNTAIN  OIL,  INC.
                        Balance  Sheet
                        September  30,  2002
                         (unaudited)


       Assets

Current assets:
  Cash                                    $    64,000
Accounts receivable                            87,000
  Inventory                                    55,000
  Prepaid Insurance                             3,000

          Total current assets                209,000

Property and equipment, net                 1,186,000

       Total Assets                       $ 1,395,000
                                          ===========


 Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $   199,000
  Accrued expenses                            181,000
  Current portion of long-term debt             9,000

          Total current liabilities           389,000

Long-term debt                                 33,000

     Total Liabilities                        422,000

Stockholders' equity:
  Preferred stock, no par value,
   authorized 10,000,000 shares;
   no shares issued or outstanding                  -
  Common stock, no par value, authorized
   50,000,000 shares; 3,122,749 shares
   issued and outstanding                   3,099,000
  Accumulated deficit                      (2,126,000)

          Total stockholders' equity          973,000

Total Liabilities and Equity              $ 1,395,000
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

     At September 30, 2002, we had a working capital deficit of $180,000 as compared to $86,000 at December 31, 2001. This decrease to our working capital is due to expenditures on capital improvements during 2002 as well as payments on debt.

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

                             MOUNTAIN  OIL,  INC.

Date: December 4, 2002       By:  /s/  Craig  K.  Phillips,  President

Date: December 4, 2002       By:  /s/  Joseph  Ollivier,  CFO



                                  CERTIFICATION

We,  Craig  Phillips  (President)  and  Joseph  Ollivier  (CFO)  certify  that:

1.   We have reviewed this quarterly report on Form 10-QSB/A of Mountain
     Oil, Inc.;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  12/4/02     By:  /s/  Craig  Phillips,  President

Date:  12/4/02     By:  /s/  Joseph  Ollivier,  CFO



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


December  4,  2002               /s/  Craig  Phillips,  President
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


December  4,  2002               /s/  Joseph  Ollivier,  CFO
------------------               ---------------------------