Form 10KSB
period 2002-12-31
MOUNTAIN OIL INC
filed 2003-04-01
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                          Commission File No. 333-37842


                               MOUNTAIN OIL, INC.
           (Name of Small Business Issuer as specified in its charter)

            Utah                                          87-0639343
            ----                                          ----------
             (State or Other Jurisdiction of           (IRS Employer
           Incorporation or Organization)          Identification No.)

             3954 East 200 North East Highway 40, Ballard, UT 84066
              (Address of Principal Executive Offices and Zip Code)

                   Issuer's Telephone Number:  (435) 722-2992

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

      The Registrant's revenues for its most recent fiscal year:  $705,273

 The aggregate market value of voting stock held by non-affiliates:  $1,963,076

    As of December 31, 2001, the Registrant had outstanding 3,102,749 shares of common stock, no par value.

                   Documents incorporated by reference:  None.

TABLE  OF  CONTENTS



ITEM NUMBER AND CAPTION. . . . . . . . . . . . . . . . . . . . . . .  Page



Part I

1.    Description of Business. . . . . . . . . . . . . . . . . . . .     3

2.    Description of Property. . . . . . . . . . . . . . . . . . . .     7

3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    10

4.    Submission of Matters to a Vote of Security Holders. . . . . .    10

Part II

5.    Market for Common Equity and Related Stockholder Matters . . .    10

6.    Management's Discussion and Analysis and Plan of Operation . .    11

7.    Financial Statements . . . . . . . . . . . . . . . . . . . . .    13

8.    Changes in and Disagreements with Accountants. . . . . . . . .    13
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control Persons .    13

10.   Executive Compensation . . . . . . . . . . . . . . . . . . . .    14

11.   Security Ownership of Certain Beneficial Owners and Management    16

12.   Certain Relationships and Related Transactions . . . . . . . .    17

13.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Certification. . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

          PART  I

STATEMENTS MADE OR INCORPORATED IN THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


     ITEM  1.  DESCRIPTION  OF  BUSINESS

General

     Mountain Oil, Inc., a Utah corporation formed on July 30, 1999, is an independent oil and gas exploration and development company that holds 11,989 acres of leased mineral rights located within a thirty-mile radius of Duchesne, Utah. On our acreage we have ten wells producing oil and gas at December 31, 2002, with pumps in place. An additional ten of our wells are capable of producing with pumps in place, but are not in production now because of the previously low price of oil. We believe we can successfully rework the wells we are swabbing and four additional wells for production, but do not intend to do so until we can locate additional capital to fund the project.

     On January 19, 2001, we commenced a registered public offering of 1,000,000 shares of common stock at a gross sales price of $2,250,000. On February 28, 2001, we closed our public offering after selling 715,068 shares resulting in gross proceeds of $1,609,000. Net proceeds of the offering were approximately $1,524,053. We used approximately $374,722 of the net proceeds to purchase oil well equipment, $547,071 to rework wells, and $252,233 to purchase service equipment.
                                        3

     On March 1, 2003, Mountain Oil executed an agreement that, subject to the fulfillment of the terms by both parties, effectively reduces the outstanding shares of the company, eliminates the company's debt, and leases the Company's 4 highest producing well properties with their corresponding equipment to a new entity named Mountain Oil and Gas (MOG), of which Craig Phillips and Daniel Sam would be the officers and directors. Craig Phillips and Daniel Sam would be removed from the board of directors and would no longer be officers of the company. Joseph Ollivier would become President of Mountain Oil and Lynn Stratford would be added to the board of directors and also become the secretary, treasurer, and chief financial officer of the Corporation. Mountain Oil would reduce the amount of shares outstanding by 807,266, which would mainly come from stock held by Craig Phillips and Daniel Sam. Mountain Oil would also receive a lease payment of $6,500 per month and the current debt by Mountain Oil would also be transferred to MOG. MOG has the right to lease the properties and equipment from Mountain Oil for one year and also has the ability to purchase certain of Mountain Oil's equipment for $650,000 after the lease term is over. This agreement is only effective once all terms have been fulfilled by both parties.

     If the terms of the agreement between MOG and Mountain Oil are not met, our plan for the coming year is to preserve our leases through limited production of our wells, seek additional financing to fund our operations and pursue the rework project on our existing wells, and seek farm out or joint drilling arrangements to drill new wells on our undeveloped acreage. If joint drilling arrangements can not be secured, we will seek to lease our properties and wells to another company and cut all overhead.

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

     We cannot predict when we will bring back into production our ten wells that can produce with pumps in place or when we will pursue reworking of our five additional wells, since we do not currently have the capital required to do so. While we are looking for opportunities to develop our undeveloped lease acreage by drilling new wells or through farm out arrangements, we cannot predict whether we will be able to locate and take advantage of any such opportunities even with improved oil prices.

     Our operations are subject to all of the risks incident to exploration for and production of oil and gas, including blow-out of the well due to excessive pressure, cratering of the well due to ground subsidence, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or injury to persons and property. We currently have a $1,000,000 insurance policy for public liability and $5,000,000 for claims or losses. If our insurance does not fully cover certain of these risks, the impact could have a material adverse effect on our financial position.
                                        4

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

Market

     Our oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at field posted prices, plus or minus adjustments for quality and transportation. We currently sell our oil to Chevron Corporation under a month-to-month contract that can be terminated by either party with 30 days prior notice. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline, estimated reserves, liquid hydrocarbon content of natural gas, and prevailing supply/demand conditions. Coastal field Services operates a gas gathering system in the area where our producing wells are located and purchases our gas at spot prices. Coastal Field Services delivers to us propane or butane to run our batteries and pumps, the cost of which is offset against the amount owed to us for gas gathered from our wells. At December 31, 2002, we were selling our oil production at approximately $25 per barrel and gas production at $3.40 per mcf of gas, as compared to sales at prices averaging $17.50 per barrel of oil and $1.94 per mcf of gas a year ago.

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

Regulation

     The production and sale of gas and oil are subject to a variety of federal, state and local government regulations, including regulations concerning the prevention of waste, the discharge of materials into the environment, the conservation of natural gas and oil, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters, including taxes. Many jurisdictions have at various times imposed limitations on the production of gas and oil by restricting the rate of flow for gas and oil wells below their actual capacity to produce. In addition, many states have raised state taxes on energy sources and additional increase may occur, although increases in state energy taxes would have no predictable effect on natural gas and oil prices. We believe we are in substantial compliance with applicable environmental and
                                        5
 other government laws and regulations. However, there can be no assurance that significant costs for compliance will not be incurred in the future.

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

     We believe our operations comply with all applicable legislation and regulations in all material respects and that the existence of such regulations has had no more restrictivity effect on our method of operations than other similar companies in the industry. Although we do not believe our business operations presently impair environmental quality, compliance with federal, state and local regulations that have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon our capital expenditures, earnings and competitive position.

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

     We currently have certain of our lease agreements and property taxes in arrears, but anticipate being able to remedy this problem in order to maintain our lease rights.

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

Oil  and  Gas  Properties

     Mountain Oil operates 10 developed wells, owns nine developed wells that are not now in production, and owns mineral interests in five additional wells located on 11,989 acres of leased mineral rights in Duchesne and Uintah counties of Utah. The wells are completed in oil and gas formations between 4,000 and 17,000 feet deep. At one time all wells were producing. However, due to lack of maintenance over the years, most of the wells had ceased production at the time we acquired them in 1999. Since July 1999, we have focused our efforts on settling outstanding liabilities, raising capital, and reworking existing wells.

     Total net proved reserves are 1,034 Mbbls of oil and 857 Mmcf of natural gas with a net present value of $4,284,927, before consideration of any income tax affect, as of December 31, 2002. The net present value of our proved reserves is the present value of the future revenues we estimate will be generated from production of proved reserves net of estimated lease operating expenses, production taxes, and future development costs.

     Prices included in the estimation of the net present value of future cash flows from our wells, do not include future escalation of gas and oil prices Future cash flows were discounted at 10 percent per annum. An oil price of $27.23/bbl for black wax crude and $31.88/bbl for yellow wax crude, and a gas price of $2.73/mcf was used in the economic analysis of the reserves. Proved developed reserves were assigned at December 31, 2002, to eight pumping wells totaling 157 Mbbls of oil and no natural gas with a net present value of $856,655, before income tax effects. Proved undeveloped reserves were assigned to two undrilled locations totaling 876 Mbbls of oil and 857 Mmcf of natural gas with a net present value of $3,428,272, before income tax effects.

     On March 1, 2003, Mountain Oil executed an agreement that, subject to the fulfillment of the terms by both parties, effectively reduces the outstanding shares of the company, eliminates the company's debt, and leases the Company's 4 highest producing well properties with their corresponding equipment to a new entity named Mountain Oil and Gas (MOG), of which Craig Phillips and Daniel Sam would be the officers and directors. Craig Phillips and Daniel Sam would be removed from the board of directors and would no longer be officers of the company. Joseph Ollivier would become President of Mountain Oil and Lynn Stratford would be added to the board of directors and also become the secretary, treasurer, and chief financial officer of the Corporation. Mountain Oil would reduce the amount of shares outstanding by 807,266, which would mainly come stock held by Craig Phillips and Daniel Sam. Mountain Oil would also receive a lease payment of $6,500 per month and the current debt by Mountain Oil would also be transferred to MOG. MOG has the right to lease the properties and equipment from Mountain Oil for one year and also has the ability to purchase certain of Mountain Oil's equipment for $650,000 after the lease term is over. This agreement is only effective once all terms have been fulfilled by both parties.

     If this agreement is not fulfilled, we intend to develop our proved undeveloped reserves through farm out arrangements with larger oil companies and joint drilling agreements. Our un-drilled locations have been evaluated by several independent oil and gas companies that have expressed interest in participating in the development, but we have yet to negotiate the terms of any farm out or joint drilling arrangement, and we cannot predict when we will be able to do so.

     We do not own the land on which the wells are located, but we lease the minerals rights subject to royalty interests. The land and royalty interests are owned by the Bureau of Land Management, the state of Utah, the Ute Indian Tribe, or by private individuals. The average annual rental on the lease agreements is $1.25 per acre per year. Some of the leases do not require any annual payment and are held by production, which means we hold the mineral rights lease as long as there is production or we are developing the lease for production. Because of cash flow issues, and inability to identify certain royalty holders, Mountain
Oil, Inc. is behind on some royalty payments to regular, non-tribal royalty owners. In addition, because the Bureau of Indian Affairs had not finished processing paperwork for the Fausset 1-26A1E and the Dye Hall wells, we are unable to pay our royalties to the Minerals Management Service for the two wells referenced. We have accrued both of these liabilities on our balance sheet. In addition, we have increased our efforts to identify fee royalty owners, and to push our paperwork through the B.I.A. so that we can pay these royalties to a more current status.

Oil  and  Gas  Reserve  Information

     The following reserve report is based upon oil and gas sales prices, production history, working interests, net revenue interests, drilling and completion costs, and operating costs provided by Mountain Oil to an independent petroleum engineer. The evaluation is based upon utilization of the oil and gas prices believed to be in effect on December 31, 2002. A field examination of the producing wells was not conducted.

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

     Our productive wells are situated on 2,080 total gross acres and 1,261 net developed acres of oil and gas leases in Duchesne and Uintah Counties, Utah. The wells are between 7,000 and 14,000 feet deep and are completed to either the Green River or Wasatch substrata formations. The following table presents information as of December 31, 2002, on our productive wells:


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
--------------------------------------------------------------------------------

     Mountain Oil has two 320-acre proved undeveloped drilling locations in the Wasatch and Green River formations in the Altamont and Bluebell fields. These drilling locations represent 640 gross and 451 net acres of undeveloped lease acreage. In addition, Mountain Oil holds 9,536 gross and 8,007 net acres of undeveloped properties in the Altamont, Bluebell, Brundage Canyon, Myton Bench, Duchesne, West Willow Creek North, and Bridgeland fields, which have not been assigned proved undeveloped reserves in the December 31, 2002, reserve report. Mountain Oil intends to lease certain of its property to Mountain Oil and Gas
(MOG) a new entity formed by Craig Phillips and Daniel Sam as previously stated, thus eliminating the current debt and lowering the number of shares outstanding. If this agreement is not fulfilled in its entirety, Mountain Oil intends to focus its efforts on reworking existing wells for production and will use the net proceeds of this offering for that purpose. Excess cash flow from increased production from these wells will be used to advance our development program for undeveloped reserves. During this period we also intend to implement joint drilling agreements to develop the reserves and pursue debt and equity financing for specific drilling projects.

     The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2002:

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


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2002 calendar year.


     PART  II


     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
               MATTERS

     In the second calendar quarter of 2001, Mountain Oil's common stock was included in the NASD's Bulletin Board system under the symbol "MOLI". The following table sets forth the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board for each quarter in 2002. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.



Calendar Quarter Ended  High Bid ($)       Low Bid ($)

March 31,2002. . . . .  $        1.46      $       0.55
June 30, 2002. . . . .  $        0.80      $       0.40
September 30, 2002 . .  $        0.67      $       0.30
December 31, 2002. . .  $        0.90      $       0.18



     All shares of common stock outstanding may be sold without restriction, except 1,522,005 shares, which are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

     Since its inception, no dividends have been paid on Mountain Oil's common stock. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At December 31, 2002, there were approximately 279 holders of record of our common stock.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF
               OPERATION

Results  of  Operations  for  the  Fiscal Years Ended December 31, 2002 and 2001

     During the year ended December 31, 2002, Mountain Oil had a loss from operations of $331,000 on revenues net of royalty interests, of $578,000, as compared to a loss from operations of $1,606,000 on revenues, net of royalty interests, of $1,053,000 for calendar year 2001. The decrease in our loss from operations from 2001 to 2002 is attributable to substantial decreases in our operating costs related to the decline in production due to pressure fluctuations of our developed oil wells, general and administrative expenses, impairment of property and equipment, depletion and amortization expenses.

     Operating costs in 2002 were $411,000, compared to $784,000 in 2001. This decrease was primarily related to the decrease in production volumes due to pressure fluctuations in our developed oil wells. Operating costs were also reduced in relation to 2001 because of a one-time repair of its oil rig which incurred fire damage in 2001 and resulted in significant repair costs. Due to volatility of oil prices and constraints on capital funding the company has reduced its rework expenses on its lower volume producing wells.

     Administrative expenses declined in 2002 as compared to 2001 by $144,000. We reduced our administrative and field personnel significantly in 2002 as a result of lower production volumes and limited capital resources, and thereby reduced our payroll and related expenses significantly. In addition the company did not contemplate any mergers as it had in 2001 which reduced certain travel and consulting fees. However, administrative expense as a percent of net revenues increased by 10% in 2002 over 2001 as a result of lower production volumes.

     Our expense for depreciation, depletion, and amortization decreased from $597,000 in 2001, to $163,000 in 2002. This reduction was a result of lower oil production volumes and a lower per unit depletion cost in 2002 compared to 2001 due to a significant impairment of our oil property and equipment in 2001 of $761,000. The impairment in 2001 was a result of certain oil wells being deemed uneconomical due to reserve study estimates at prices that were in effect as of December 31, 2001.

     At December 31, 2002, we updated our reserve study. As a result of the significant increase in oil prices from approximately $16 at the beginning of the year to $25 at the end of the year, certain of our productive wells were deemed to be economical at December 31, 2002. Consequently, the reserves associated with these wells were included in proved reserves at December 31, 2002.

     Other expense and income items in 2002 did not have a significant impact on our results of operations. Interest expense in 2002 was $7,000 compared to $31,000 in 2001, which is a result of having significantly lower outstanding debt. Our interest income totaled approximately $1,000, compared to $12,000 in 2001. Other income decreased from $46,000 in 2001 to $13,000.

     As a result of the foregoing factors, the company had a net loss of $324,000 in 2002, compared to a net loss of $1,579,000 in 2001, which results in a loss per common share of $.10 in 2002 compared to $.52 in 2001.

Liquidity  and  Capital  Resources

     At December 31, 2002, Mountain Oil had a working capital deficit of $251,000, compared to a working capital deficit of $86,000 at December 31, 2001. This difference in our working capital deficit is a result of reductions in production volumes affecting cash flows from sales and the limited availability of long-term debt financing or equity funding compared to 2001. In February 2001, we closed a public offering after selling 715,068 shares, resulting in net proceeds of $1,524,053. From the net proceeds of the offering we used $374,722 to purchase oil well equipment, $547,071 to rework wells, $252,233 to purchase service equipment, $282,000 to repay outstanding loans from directors of Mountain Oil, $18,527 for payment of interest, and $49,000 for general and administrative expenses.

     During the year we used cash of $9,000 for the purchase of property and equipment. Cash flows used in operating activities were $53,000. The company has significantly delayed payment of certain royalties and other payables to continue to fund its operations in 2002 and has not been able to generate sufficient production volumes to provide cash flows from operations to adequately fund those activities. We recognized a decrease in cash from $173,000 at the beginning of 2002 to $106,000 at the end of 2002.

     Mountain Oil suffered from the substantial drop in oil prices from the middle of 2001 to the middle of 2002. As a result of that period of low of oil prices, we are only operating nine of our oil wells at reduced rates to maintain our existing leases. Our remaining productive wells were not economical at previous oil prices and we did not pursue further rework projects on our remaining wells while oil prices were at lower levels. During late 2001 and early 2002 we took steps to substantially reduce our operating expenses by laying off employees and reducing or eliminating other items. We cannot predict at this time whether we can reach a break-even point of operation, or whether we will continue to operate at a net loss. The foregoing factors, as well as our recurring history of losses, raises substantial doubt of our ability to continue as a going concern. If we are unable to further implement cost-saving measures, which will enable us to support with revenues our operating structure, we may be forced to seek debt or equity financing from outside sources. There is no assurance that we will be successful in our efforts to sustain our operations internally, or locate financing from outside sources on terms that are acceptable to Mountain Oil.

Recent  Sales  of  Unregistered  Securities

     In April of 2000, we issued convertible debentures to 41 individuals in exchange for $825,000. The debentures were issued to accredited investors in reliance on Section 4(2) of the Securities Act in transactions by an issuer not involving a public offering. Each of the investors received written information Mountain Oil on its existing and proposed business activities, financial condition and terms of the investment. No commissions were paid to any person in connection with the transaction. In March 2001, the holders of $802,000 in principal amount of the debentures elected to convert the debentures to 534,667 shares of our common stock. The balance of $23,000 were redeemed by the company in January 2001 at a 10% discount.


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

Name                    Age   Position                                    Since

Craig  K.  Phillips     50    President  and  Director               July  1999

Joseph F. Ollivier      60    Vice President - Chief Financial        July 1999
                              Officer/Investor  Relations
                              Officer  and  Director

Daniel  S.  Sam         41    Secretary,  Treasurer,  General        July  1999
                              Counsel  and  Director

Harry  L.  Peterson     59    Director                              March  2001

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

     Joseph F. Ollivier, Vice President, Chief Financial Officer and Director. Since 1995, Mr. Ollivier has been a managing member of First Capital Funding, LLC, a private mortgage company, where he supervises loan activity. Mr. Ollivier is responsible for overseeing our budgeting and financial direction. Mr. Ollivier is also the President of Datigen.com, Inc., a public company, engaged in the business of trip hazard removal.

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



                                                                               Annual            Long Term
                                                                               Compensation      Compensation
                                                                                                 Securities Underlying
Name and Principal Position                                         Year       Salary ($)        Options/SARs (#)

Craig K. Phillips, President                                        2002       36,000                            -0-
                                                                    2001       36,000                            -0-
                                                                    2000       36,000                         25,000
                                                                    1999          -0-                            -0-






Stock  Options

     No  options  were  granted  to  the  Named  Executive  Officers  in  2002.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2002.



                                       Number of Securities           Value of Unexercised
                                    Underlying Unexercised            In-the-Money Options
                                            Options                   At Fiscal Year End ($)
                                     at Fiscal YearEnd (#)
                                         Exercisable/                     Exercisable/
                                        Unexercisable                     Unexercisable
Name and
Principal Position

Craig K. Phillips (1) (2)                25,000/ -0-                         -0-/ -0-
  President

Joseph F. Ollivier (2)                   25,000/ -0-                         -0-/ -0-
  CFO

Daniel S. Sam (2)                        25,000/ -0-                         -0-/ -0-
  President

Harry L. Peterson (2)                    25,000/ -0-                         -0-/ -0-
  President




(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2001. The fair market value of Mountain Oil's common stock at December 31, 2001, is determined by the last sale price on that date, which was $1.01 per share.

(2) As of December 31, 2002, awards in the form of stock options to purchase a total of 100,000 shares were outstanding under the plan. This includes options issued to Craig K. Phillips, our president, to purchase 25,000 shares at an exercise price of $1.10 per share that expire in January 2010, options issued to Joseph F. Ollivier and Daniel S. Sam to purchase 25,000 shares each at an exercise price of $1.00 per share that expire in January 2010, and options issued to Harry L. Peterson to purchase 25,000 shares at an exercise price of $2.25 per share that expire in March 2011.


Description  of  Long  Term  Stock  Incentive  Plan

     The purpose of the Long Term Stock Incentive Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interest in Mountain Oil. Directors, officers, and other employees of Mountain Oil and its subsidiaries are eligible to participate in the plan. In addition, awards may be granted to consultants providing valuable services to Mountain Oil. As of December 31, 2002, Mountain Oil employed approximately four individuals who are eligible to participate in the plan. A committee of the board or the entire board grants awards under the plan. Awards may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, or performance units.

     The committee or the Board of Directors has discretion to determine the terms of a plan award, including the type of award, number of shares or units covered by the award, option price, term, vesting schedule, and post-termination exercise period or payment. Notwithstanding this discretion: (i) the number of shares subject to an award granted to any individual in any calendar year may not exceed 100,000 shares; (ii) the option price per share of common stock may not be less than 100 percent of the fair market value of such share at the time of grant or less than 110% of the fair market value of such shares if the option is an incentive stock option granted to a stockholder owning more than 10% of the combined voting power of all classes of the stock of Mountain Oil (a "10% stockholder"); and (iii) the term of any incentive stock option may not exceed 10 years, or five years if the option is granted to a 10% stockholder. As of December 31, 2002, awards in the form of stock options to purchase a total of 100,000 shares were outstanding under the plan. This includes options issued to Craig K. Phillips, our president, to purchase 25,000 shares at an exercise price of $1.10 per share that expire in January 2010, options issued to Joseph F. Ollivier and Daniel S. Sam to purchase 25,000 shares each at an exercise price of $1.00 per share that expire in January 2010, and options issued to Harry L. Peterson to purchase 25,000 shares at an exercise price of $2.25 per share that expire in March 2011.

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


     ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

     The following table sets forth as of December 31, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Mountain Oil, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.




Name and Address                           Common Shares.             Percent of Class (1)

Craig K. Phillips (2)(3)                      396,010                         12.7
P.O. Box 1622
Roosevelt, UT 84066

Joseph F. Ollivier (2)(3)                     307,800                          9.8
3191 N. Canyon Rd.
Provo, UT 84604

Daniel S. Sam (2)(3)                          371,182                         11.9
319 W. 100 South
Vernal, UT 84078

Harry L. Peterson (2)(4)                      184,117                          5.9
2063 N. Main
Centerville, UT 84014

All officers and Directors as
a Group (4 persons)                         1,259,109                         39.3



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


(4) The shares attributed to Harry L. Peterson include 111,117 shares held in the name of PKP Investments, a limited liability company of which Mr. Peterson is the president, 25,000 shares issuable under an option at an exercise price of $2.25 per share, and 48,000 shares in the name of Harry L. Peterson.


     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On May 16, 2002, Mr. Ollivier and Mr. Peterson made additional loans to the company of which $9,016 is left owing as of December 31, 2002. During 2002, Mountain Oil, Inc. loaned $12,193.87 to PetroCo, Inc., of which Mr. Phillips, President of Mountain Oil, Inc. is a principal officer. These loans were made prior to July 31, 2002, the effective date of the Sarbanes Oxley Act, which prohibits personal loans to officers and directors. On March 1, 2003, Mountain Oil executed an agreement that, subject to the fulfillment of the terms by both parties, effectively reduces the outstanding shares of the company, eliminates the company's debt, and leases the equipment to a new entity named Mountain Oil and Gas (MOG), of which Craig Phillips and Daniel Sam would be the officers and directors. Craig Phillips and Daniel Sam would be removed from the board of directors and would no longer be officers of the company. Joseph Ollivier would become President of Mountain Oil and Lynn Stratford would be added to the board of directors and also become the secretary, treasurer, and chief financial officer of the Corporation. This agreement is only effective once all terms have been fulfilled by both parties.


     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

Exhibit  No.  Title  of  Document                                       Location

    3.1     Articles  of  Incorporation                                        *

    3.2     Amended  Articles  of  Incorporation                               *

    3.3     By-Laws                                                            *

   10.1     Form  of  Oil  and  Gas  Lease  with  U.S.  Bureau  of  Land       *
               Management**

   10.2     Form  of  Oil  and  Gas  Lease  with  U.S.  Bureau  of  Land       *
            Management**

   10.3     Form  of  Oil  and  Gas  Lease  with  U.S.  Bureau  of             *
            Indian  Affairs**


   10.4     Form  of  Oil  and  Gas  Lease  with  Private  Person  **          *

   10.5     Schedule  of  Leases  with  BLM,  BIA,  and  Private               *
            Persons*

   10.6     Options  Issued  to  Management  -  Phillips                       *

   10.7     Options  Issued  to  Management  -  Ollivier                       *

   10.8     Options  Issued  to  Management  -  Sam                            *

   10.9     Options  Issued  to  Management  -  Peterson

   10.10    Stock  Option  Plan                                                *

* These exhibits are incorporated herein by this reference to Mountain Oil's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 25, 2000 as amended by Amendment No. 1 filed on October 19, 2000, Amendment No. 2 filed on December 27, 2000, and Amendment No. 3 filed on January 16, 2001.

Form  8-K  Filings

     No reports on Form 8-K were filed during the fourth quarter ended December 31,2001.


     ITEM  14.   CONTROLS  AND  PROCEDURES

The Company's chief executive officer and chief financial officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MOUNTAIN  OIL,  INC.

Date:  March  7, 2003                 By:  /s/ Craig K. Phillips, President, CEO

Date:  March  7,  2003                By:  /s/  Joseph  F.  Ollivier,
                                                Chief  Financial Officer

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March  7,  2003                      /s/  Craig  K.  Phillips,  Director


Date:  March  7,  2003                      /s/  Joseph  F.  Ollivier,  Director


Date:  March  7,  2003                      /s/  Daniel  S.  Sam,  Director


Date:  March  7,  2003                      /s/  Harry  L.  Peterson,  Director




                                                                PAGE
                                                                ----


Independent Auditor's report                                     F-2


Balance sheet                                                    F-3


Statement of operations                                          F-4


Statement of stockholders' equity                                F-5


Statement of cash flows                                          F-6


Notes to financial statements                                    F-7


Schedules of supplementary information on
  oil and gas operations                                        F-21

                                                    INDEPENDENT AUDITOR'S REPORT



TO  THE  BOARD  OF  DIRECTORS  AND
STOCKHOLDERS  OF  MOUNTAIN  OIL,  INC.

We have audited the accompanying balance sheet of MOUNTAIN OIL, INC. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOUNTAIN OIL, INC. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a working capital deficiency, has property taxes in arrears, does not have sufficient capital to develop its proved reserves, and has incurred substantial losses from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Salt  Lake  City,  Utah
January  29,  2003

Balance Sheet
December 31,



ASSETS. . . . . . . . . . . . . . . . . . . . . . . .         2002          2001
-----------------------------------------------------  ------------  ------------

Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   106,000   $   173,000
Accounts receivable . . . . . . . . . . . . . . . . .       39,000        44,000
Related party receivables . . . . . . . . . . . . . .       18,000        23,000
Inventory . . . . . . . . . . . . . . . . . . . . . .       55,000        50,000
Other current assets. . . . . . . . . . . . . . . . .        3,000         4,000
                                                       ------------  ------------

Total current assets. . . . . . . . . . . . . . . . .      221,000       294,000

Property and equipment, net . . . . . . . . . . . . .    1,057,000     1,211,000
                                                       ------------  ------------

                                                       $ 1,278,000   $ 1,505,000
                                                       ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------

Current liabilities:
Cash overdraft. . . . . . . . . . . . . . . . . . . .  $         -   $    66,000
Accounts payable. . . . . . . . . . . . . . . . . . .      246,000       163,000
Accrued expenses. . . . . . . . . . . . . . . . . . .      203,000       118,000
Related party advances payable. . . . . . . . . . . .       13,000             -
Current portion of long-term debt . . . . . . . . . .       10,000        33,000
                                                       ------------  ------------

Total current liabilities . . . . . . . . . . . . . .      472,000       380,000

Long-term debt. . . . . . . . . . . . . . . . . . . .       29,000        39,000

Commitments . . . . . . . . . . . . . . . . . . . . .            -             -

Stockholders' equity:
Preferred stock, no par value, audthorized 10,000,000
  shares;  no shares issued or outstanding. . . . . .            -             -
Common stock, no par value, 50,000,000 shares
  authorized; 3,129,249 and 3,109,249 shares
  issued and outstanding, respectively. . . . . . . .    3,099,000     3,084,000
Accumulated deficit . . . . . . . . . . . . . . . . .   (2,322,000)   (1,998,000)
                                                       ------------  ------------

Total stockholders' equity. . . . . . . . . . . . . .      777,000     1,086,000
                                                       ------------  ------------

                                                       $ 1,278,000   $ 1,505,000
                                                       ============  ============

Statement Of Operations



                                                        2002          2001
                                                  -----------  ------------

Oil and gas sales, net . . . . . . . . . . . . .     569,000       920,000
Other revenues . . . . . . . . . . . . . . . . .       9,000       133,000
                                                  -----------  ------------

                                                     578,000     1,053,000

Costs and expenses:
Operating costs. . . . . . . . . . . . . . . . .     411,000       784,000
Production and other taxes . . . . . . . . . . .      31,000        69,000
General and administrative expenses. . . . . . .     304,000       448,000
Impairment of property and equipment . . . . . .           -       761,000
Depreciation, depletion and amortization expense     163,000       597,000
                                                  -----------  ------------

Total operating expenses . . . . . . . . . . . .     909,000     2,659,000
                                                  -----------  ------------

Loss from operations . . . . . . . . . . . . . .    (331,000)   (1,606,000)
                                                  -----------  ------------

Other income (expense):
Interest expense . . . . . . . . . . . . . . . .      (7,000)      (31,000)
Other income . . . . . . . . . . . . . . . . . .      13,000        46,000
Interest income. . . . . . . . . . . . . . . . .       1,000        12,000
                                                  -----------  ------------

Loss before provision for income taxes . . . . .    (324,000)   (1,579,000)

Benefit from income taxes. . . . . . . . . . . .           -             -
                                                  -----------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .  $ (324,000)  $(1,579,000)
                                                  ===========  ============

Loss per common share - basic and diluted. . . .  $     (.10)  $      (.52)
                                                  ===========  ============

Weighted average number of common shares -
basic and diluted. . . . . . . . . . . . . . . .   3,119,000     3,015,000
                                                  ===========  ============

Statement Of Stockholders' Equity



                                       PREFERRED STOCK                    COMMON STOCK         ACCUMULATED
                              ---------------------------------------------------------------
                              SHARES           AMOUNT         SHARES               AMOUNT      DEFICIT       TOTAL
                              ---------------  -------------  -------------------  ----------  ------------  -----------

Balance, January 1, 2001 . .                -  $           -            1,859,500  $  735,000  $  (419,000)  $   316,000

Common stock issued for:
Cash . . . . . . . . . . . .                -              -              715,082   1,547,000            -     1,547,000
Debt . . . . . . . . . . . .                -              -              534,667     802,000            -       802,000

Net loss . . . . . . . . . .                -              -                    -           -   (1,579,000)   (1,579,000)
                              ---------------  -------------  -------------------  ----------  ------------  ------------

Balance, December 31, 2001 .                -              -            3,109,249   3,084,000   (1,998,000)    1,086,000

Common stock issued for cash                -              -               20,000      15,000            -        15,000

Net loss . . . . . . . . . .                -              -                    -           -     (324,000)     (324,000)
                              ---------------  -------------  -------------------  ----------  ------------  ------------

Balance, December 31, 2002 .                -  $           -            3,129,249  $3,099,000  $(2,322,000)  $   777,000
                              ===============  =============  ===================  ==========  ============  ============

Statement Of Cash Flows




                                                     2002          2001
                                                ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . .  $(324,000)  $(1,579,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and depletion . . . . . . . . . .    163,000       597,000
Impairment of property and equipment . . . . .          -       761,000
Allowance for doubtful accounts. . . . . . . .    (17,000)       17,000
Decrease (increase) in:
Accounts receivable. . . . . . . . . . . . . .     45,000        29,000
Related party receivables. . . . . . . . . . .    (18,000)            -
Inventory. . . . . . . . . . . . . . . . . . .     (5,000)        8,000
Other current assets . . . . . . . . . . . . .      1,000        75,000
Deposits . . . . . . . . . . . . . . . . . . .          -        11,000
Increase (decrease) in:
Cash overdraft . . . . . . . . . . . . . . . .    (66,000)       66,000
Accounts payable . . . . . . . . . . . . . . .     83,000      (158,000)
Accrued expenses . . . . . . . . . . . . . . .     85,000       105,000
                                                ----------  ------------

Net cash used in operating activities. . . . .    (53,000)      (68,000)
                                                ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES-
purchase of property and equipment . . . . . .     (9,000)   (1,421,000)
                                                ----------  ------------

Net cash used in investing activities. . . . .     (9,000)   (1,421,000)
                                                ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock . . . .     15,000     1,547,000
Payments on related party notes payable. . . .          -      (338,000)
Payments on long-term debt . . . . . . . . . .    (33,000)       (7,000)
Proceeds from related party notes payable. . .     13,000             -
                                                ----------  ------------

Net cash (used in) provided by
financing activities . . . . . . . . . . . . .     (5,000)    1,202,000
                                                ----------  ------------

Net change in cash and cash equivalents. . . .    (67,000)      159,000

Cash and cash equivalents at beginning of year    173,000        14,000
                                                ----------  ------------

Cash and cash equivalents at end of year . . .  $ 106,000   $   173,000
                                                ==========  ============

                                                   NOTES TO FINANCIAL STATEMENTS

                                                      DECEMBER 31, 2002 AND 2001




1.ORGANIZATION  ORGANIZATION AND BUSINESS
AND
SUMMARY OF . .  Mountain Oil, Inc. (the Company) is incorporated  under the laws of
SIGNIFICANT. .  the state of Utah and is primarily engaged in the business of
ACCOUNTING . .  producing and selling oil and gas through re-developing existing wells.
POLICIES . . .  All of the companies operations are conducted in the continental
                United States.


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






MOUNTAIN OIL, INC.
NOTES TO FINANCIAL STATEMENTS
CONTINUED



1.  ORGANIZATION. . . . . . .  OIL AND GAS PRODUCING ACTIVITIES
 AND
 SUMMARY OF . . . . . . . . .  The Company utilizes the successful efforts method of accounting for
 SIGNIFICANT. . . . . . . . .  its oil and gas producing activities.  Under this method, all costs
 ACCOUNTING . . . . . . . . .  associated with productive exploratory wells and productive or
 POLICIES . . . . . . . . . .  nonproductive development wells are capitalized while the costs of
 CONTINUED. . . . . . . . . .  nonproductive exploratory wells are expensed.  If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations.
                               Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment.  Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.  Support equipment and other property and equipment are depreciated over their estimated useful lives.


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

                               INVENTORY

                               Inventory consists mainly of crude oil and are recorded at estimated net realizable value as of December 31, 2002. and 2001

                                      F-8





1.  ORGANIZATION  PROPERTY AND EQUIPMENT
 AND
 SUMMARY OF. . .  Property and equipment are stated at cost less accumulated
 SIGNIFICANT . .  depreciation.  Depreciation is provided using the straight-line method
 ACCOUNTING. . .  over the estimated useful lives of the assets.  Expenditures for
 POLICIES. . . .  maintenance and repairs are expensed when incurred and
 CONTINUED . . .  betterments are capitalized.  When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation, depletion, and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

                  INCOME TAXES

                  Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                  REVENUE RECOGNITION

                  Revenue is recognized from oil sales at such time as the oil is delivered to the buyer.  Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Oil and gas sales are reported net of royalty fees, which fees were $127,000 and
                  194,000 for the years ended December 31, 2002 and 2001,
                  respectively.  Revenues from services provided to other well operators are recognized when the services have been performed.


                  The Company does not have any gas balancing arrangements.

                  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.





1.  ORGANIZATION. . . . . . . . . . .  EARNINGS PER SHARE
 AND
 SUMMARY OF . . . . . . . . . . . . .  The computation of basic earnings per common share is based on the
 SIGNIFICANT. . . . . . . . . . . . .  weighted average number of shares outstanding during the period.
 ACCOUNTING
 POLICIES
 CONTINUED. . . . . . . . . . . . . .  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.
                                       Options to purchase 100,000 shares of common stock at prices ranging from $1.00 to $2.25 per share were outstanding at December 31, 2002 and 2001.  Options to purchase shares of common stock were not included in the diluted loss per share calculation because the effect would have been antidilutive.


                                       STOCK-BASED COMPENSATION

                                       The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25,
                                       Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of
                                       Financial Accounting Standards (SFAS) No. 123, "Accounting for
                                       Stock-Based Compensation."  Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the ate of grant.  Had the Company's options been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:


                                                                                2002                2001
                                                                           ----------------   ---------------

                                       Net loss applicable to common
                                         shares - as reported                (324,000)             (1,579,000)
                                       Deduct:
                                         Total stock based employee
                                           compensation expense
                                           determined under fair value
                                           based method for all awards,
                                           net of related tax effects              -                 (51,000)
                                                                           ----------------   ---------------


                                       Net loss applicable to common
                                         shares - pro forma                  (324,000)              (1,630,000)
                                       Loss per common share - as reported       (.10)                    (.52)
                                       Loss per common share - pro forma         (.10)                    (.54)
                                                                           ================    ================






1.  ORGANIZATION                       The fair value of each option grant is estimated on the date of grant
    AND                                using the Black-Scholes option pricing model with the following
    SUMMARY OF                         assumptions in 2001:
    SIGNIFICANT
    ACCOUNTING                         Expected dividend yield                                    $        -
    POLICIES                           Expected stock price volatility                                 84.69%
    CONTINUED                          Risk-free interest rate                                          4.75%
                                       Expected option life                                           5 years



                  RECLASSIFICATION
                  Certain accounts in the 2001 financial statements have been reclassified to conform with the current year presentation.


2.  GOING
   CONCERN        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of
                  December 31, 2002, the Company had a working capital deficiency, an accumulated deficit, and has incurred substantial operating losses.  In addition, the Company is in violation of certain gas and oil lease agreements because it has not met its annual rent obligations according to the terms of those agreements.  The company has not complied with state property tax payment requirements and is subject to loosing certain of its gas and oil lease properties if those payments are not satisfied.  The Company is not generating sufficient capital to develop its proved reserves and may not be able to obtain sufficient capital to do so. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                  Management intends to comply with annual lease rental payment requirements and pay its property taxes which are in arrears to safeguard its rights to oil and gas lease properties.  Management also intends to restructure the Company operations in order to generate cash flows from operations and obtain further equity financing.
                  However, there can be no assurance that the Company will be successful in its efforts to comply with its lease and property tax obligations, restructure its operations, or secure equity financing.


3.  ACCOUNTS. . . . . . . . . . . .  Accounts receivable is comprised of the following at December 31:
    RECEIVABLE
                                                                             2002                 2001
                                                                        ------------------------------
                                       Trade accounts receivable        $   39,000         $    61,000
                                       Allowance for doubtful accounts          -              (17,000)
                                                                        ==============================
                                                                        $   39,000         $    44,000

4.  PROPERTY AND. . . . . . . . . .  Property and equipment consist of the following at December 31:
    EQUIPMENT
                                                                             2002                 2001
                                                                        ------------------------------

                                       Oil and gas properties
                                         (successful efforts method)    $1,198,000         $ 1,191,000
                                       Oil and gas equipment
                                         (successful efforts method)       504,000             502,000
                                       Vehicles and equipment              334,000             334,000
                                       Building                             36,000              36,000
                                       Office furniture and fixtures        12,000              12,000
                                                                        ------------------------------

                                                                         2,084,000           2,075,000

                                       Less accumulated depreciation,
                                         and depletion                  (1,027,000)          (864,000)
                                                                        ------------------------------
                                                                         1,057,000           1,211,000



5.  ACCRUED. . . . . . . . . . . .  Accrued expenses are comprised of the following at December 31:
    EXPENSES
                                                                             2002                 2001
                                                                        ------------------------------
                                       Royalties                           164,000             100,000
                                       Production taxes                     21,000               8,000
                                       Payroll expenses                     10,000              10,000
                                       Other expenses                        8,000                  -
                                                                        ------------------------------
                                                                           203,000             118,000
                                                                        ==============================

6.  LONG-TERM.. . . . . . . . . . . Long-term debt consists of the following at December 31:
    DEBT
                                                                             2002                 2001
                                                                        ------------------------------
                                       Mortgage payable, due in monthly
                                       installments of $300, including
                                       interest at 8%, secured by real
                                       property, and maturing in August
                                       2010                              $  22,000        $     24,000

                                       Note payable to a finance
                                       company, due in monthly
                                       installments of $500,
                                       including interest at 10.3%,
                                       secured by equipment and
                                       maturing in November 2004            10,000             15,000

                                       Note payable to a bank bearing
                                       interest at 9.45%, secured by
                                       vehicles and due in monthly
                                       installments of $340, maturing
                                       in October 2004                       7,000             10,000

                                       Convertible debentures with an
                                       effective interest rate of 12%,
                                       convertible into common stock at
                                       $1.50 per share, due March 2002         -               23,000
                                                                        ------------------------------
                                                                            39,000             72,000
                                       Less current portion                (10,000)           (33,000)
                                                                        ------------------------------
                                       Long-term debt                   $   29,000        $    39,000
                                                                        ==============================

                                       Future maturities of long-term debt are as follows:

                                          YEAR ENDING DECEMBER 31:                     AMOUNTS
                                          ------------------------                  ----------
                                               2003                                 $   10,000
                                               2004                                     11,000
                                               2005                                      3,000
                                               2006                                      3,000
                                               2007                                      3,000
                                               Thereafter                                9,000
                                                                                    ----------
                                                                                        39,000
                                                                                    ==========





7.  COMMITMENTS  GAS AND OIL ROYALTIES AND LEASE PAYMENTS
    AND
    CONTINGENCIES.  The Company has not paid its royalties in the amount of $164,000 and lease obligations in the amount of $7,000 according to terms of several of its gas and oil leases.  Violation of the terms of these agreements subject the company to significant risk of loosing their leasehold rights to produce oil and gas.  The Company is unaware of any pending or threaten litigation to this intent and has accrued these delinquent payments in current liabilities.

                 PROPERTY TAXES

                 The Company has included in accounts payable approximately
                 21,000 of property taxes in arrears.  The Company's highest producing well, which constitutes almost one-third of the Company's total production, will become delinquent by five years in March 2003.
                 This subjects that property to repossession by the State of Utah in which all rights of the Company on the property would cease.  Other wells will be subject to the same conditions if property taxes become delinquent by five years.

8.  IMPAIRMENT.  As of December 31, 2001, based on an updated reserve study, dated
    OF OIL       as of December 31, 2001, the Company determined that its oil and
    AND GAS      gas properties were impaired.  The principal reason for such
    PROPERTIES   impairment was the significant decline in oil and gas prices during
                 2001.  Due to the decline in prices, certain wells were considered to be uneconomical for development as of December 31, 2001.
                 Therefore the reserves associated with such wells were not included as proved reserves.  The impairment, calculated on a well by well basis, was based on the amount of recorded costs in excess of the net future discounted cash flows from such wells.  The total amount of impairment recorded for the years ended December 31, 2002 and
                 2001 was $0 and $761,000, respectively.





9.  INCOME
    TAXES  . . . . . . . . . . . . . .  The provision for income taxes differs from the amount computed at federal statutory rates as follows at December 31:


                                                                                   2002                     2001
                                                                                  ------------    --------------
                                       Income tax benefit at statutory rate        $ 122,000          $  584,000
                                       Depletion carry forward                        17,000              15,000
                                       Other                                           1,000               1,000
                                       Change in valuation allowance                (140,000)           (600,000)
                                                                                 -------------    --------------

                                                                                  $       -        $         -
                                                                                  ===============   ============

                                        Deferred tax assets (liabilities) are comprised of the following at
                                        December 31:


                                                                                   2002                    2001
                                                                               ---------           ------------

                                       Net operating loss carry forward            $  586,000     $    464,000
                                       Depreciation and depletion                     (43,000)         (44,000)
                                       Impairment on fixed assets                     284,000          284,000
                                       Allowance for bad debt                              -             6,000
                                       Depletion carry forward                         53,000           30,000
                                       Valuation allowance                           (880,000)        (740,000)
                                                                                   -----------     ------------
                                                                                   $       -       $         -
                                                                                   ===========     ============

                                        A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.


                                        As of December 31, 2002, the Company had a net operating loss carry forward of approximately $1,571,000.  This carry forward begins to expire in 2019.  If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of
                                        NOL carry forward which could be utilized.  The ultimate realization of this carry forward is due, in part, on the tax law in effect at the time and future events which cannot be determined.





10.  SALES TO . . .  The Company's had sales to entities which represent more than 10%
 MAJOR. . . . . . .  as follows for the years ended December 31:
 CUSTOMER

                                                              2002                      2001
                                                           -----------              ---------
                                       Company A           $   680,000            $   847,000
                                       Company B           $        -             $   244,000
                                       Company C           $        -             $   124,000



11.  RELATED PARTY.  Related party advances payables at December 31, 2002 consisted of
     TRANSACTIONS . .advances payable to officers and shareholders totaling $13,000, with no specific repayment terms and bearing no interest.

                     Related party receivables, at December 31, 2002 consist of advances of $13,000 to the president of the company and an advance to an employee of $5,000.  The amount is due on demand and unsecured.


12.  SUPPLEMENTAL .  Operations reflect actual amounts paid for interest and income taxes
 DISCLOSURES. . . .  as follows:
 OF CASH FLOW
 INFORMATION
                                                              2002                      2001
                                                           -----------               -------

                                       Interest            $   7,000              $   31,000
                                                           -----------            ----------
                                       Income taxes        $      -               $        -


                     During the year ended December 31, 2001:

                     - The Company issued 534,667 shares of common stock in exchange for $802,000 of convertible debt.

                     - The Company acquired vehicles of $11,000, in exchange for long-term debt.





13.  PREFERRED  The Company's preferred stock may be issued from time to time in one
     STOCK . .  or more series, with such distinctive serial designations as may be stated or expressed in the resolution or resolutions providing for the issue of such stock adopted from time to time by the Board of
                Directors.  In such resolution or resolutions providing for the issuance of shares of each particular series, the Board of Directors is also expressly authorized to fix:


                -  The right to vote


                - The consideration for which the shares of such series are to be issued, the number of shares constituting such series and whether shares of such series shall be subject to redemption and the terms


                - The rate of dividends, the times at which dividends shall be payable, and preferences and whether such dividends shall be cumulative or non-cumulative


                - The rights which the holders of shares of such series shall have in the event of any voluntary or involuntary liquidation, merger, consolidation, distribution or sale of assets, dissolution or winding up of the affairs of the corporation


                The rights which the holder of shares of such series shall have to convert such shares into or exchange such shares for shares of any other class or any other series of stock of the corporation





14.  STOCK . . . . . . . . . . . . . . . . . . . . .  A summary of the stock option and warrant activity is as follows:
     OPTIONS AND
     WARRANTS
                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                 NUMBER OF        EXERCISE
                                                                                 SHARES           PRICE
                                                                                --------------------------

                                       Outstanding at January 1, 2001               75,000        $   1.03
                                          Granted                                   25,000        $   2.25
                                          Exercised                                     -               -
                                                                                --------------------------

                                       Outstanding at December 31, 2001            100,000       1.03-2.25
                                          Granted                                       -               -
                                          Exercised                                     -               -
                                                                                --------------------------


                                       Outstanding at December 31, 2002           100,000        1.03-2.25
                                                                                ==========================

                                   The weighted average fair value of options granted during the year ended December 31, 2001 is $2.03.  No options were granted in 2002.

                                   The following table summarizes information about stock options and warrants outstanding at December 31, 2002:


                                      OUTSTANDING                      EXERCISABLE
                                --------------------------------------------------------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                         WEIGHTED
               RAGNGE OF                    REMAINING       AVERAGE                          AVERAGE
               EXERCISE        NUMBER       CONTRACTUAL     EXERCISE          NUMBER         EXERCISE
               PRICES         OUTSTANDING   LIFE (YEARS)    PRICE           EXERCISEABLE     PRICE
              -----------------------------------------------------------------------------------------
               $ 1.00 - 1.10      75,000           7.04     $   1.03              75,000     $   1.03
                        2.25      25,000           8.18         2.25              25,000         2.25
              -----------------------------------------------------------------------------------------
               $ 1.00 - 2.25     100,000           7.33     $   1.34             100,000     $   1.34




15.  FAIR VALUE OF .The Company's financial instruments consist of cash, receivables,
     FINANCIAL . . .payables, and notes payable.  The carrying amount of cash,
     INSTRUMENTS . .receivables and payables approximates fair value because of the short-
                    term nature of these items.  The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.





16.  ENVIRONMENTAL  Various federal, state and local laws and regulations covering
     REGULATION. .  discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and the costs of its oil and natural gas exploitation, development and production operations.  The Company does not anticipate that it will be required in the near future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations.  Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control, that may give rise to environment liabilities affecting the Company.


17.  RECENT. . . .  In June 2001, the Financial Accounting Standards Board issued
     ACCOUNTING. .  Statement of Financial Accounting Standards No. 143, "Accounting
     PRONOUNCE-. .  for Asset Retirement Obligations".  This Statement addresses
     MENTS . . . .  financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  This Statement addresses financial accounting and reporting for the disposal of long-
                    lived assets.  Management is assessing if the impact of SFAS 143 will have a significant impact on the financial position or results of operations of the Company.


                    In August 2001, the Financial Accounting Standards Board issued
                    Statement of Financial Accounting Standards No. 144 "Accounting for
                    the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supercedes FASB Statement 121 and APB Opinion No. 30. This
                    Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to
                    be disposed of by sale.   The Statement also retains the requirement
                    of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary.  The provisions of this statement are effective for financial
                    statements issued for fiscal years beginning after December 15,   2001.





17.  RECENT      In April 2002, the Financial Accounting Standards Board (FASB)
     ACCOUNTING  issued Statement of Financial Accounting Standards (SFAS) No. 145,
     PRONOUNCE-  "Rescission of FASB Statements No. 4, 44, and 64, Amendment of
     MENTS. . .  FASB Statement No. 13, and Technical Corrections." This statement
     CONTINUED.  requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion
                 No. 30 before they can be classified as extraordinary in the income statement.  As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary.  The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The
                 Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or future operations.

                 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
                 Associated with Exit or Disposal Activities."  This standard, which is effective for exit or disposal activities initiated after December 31,
                 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities.  The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan.  The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the
                 Company's financial position or future operations.

                 In December 2002, the Financial Accounting Standards Board issued
                 SFAS No. 148 "Accounting for Stock-Based Compensation--
                 Transition and Disclosure--an amendment of FASB Statement No.
                 123," which is effective for all fiscal years ending after December 15,
                 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting
                 Principles Board Opinion No. 25.  SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation.  The adoption of SFAS No.
                 148 by the Company did not have a material impact on the
                 Company's financial position or operations.

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

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES




                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                        2002        2001
                                                                    ------------ ----------

Proved oil and gas properties and related equipment                 $1,531,000   $1,522,000
Unproved oil and gas properties                                        171,000      171,000
                                                                    ------------ ----------

       Subtotal                                                      1,702,000    1,693,000

Accumulated depreciation, depletion and amortization
  and valuation allowances                                            (888,000)    (786,000)
                                                                    ------------ ----------
                                                                    $  814,000   $  907,000
                                                                    ============ ==========




                   COSTS INCURRED IN OIL AND GAS ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES



                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                        2002    2001
                                                                   -----------------------

Acquisition of properties:
 Proved                                                            $    -       $      -
 Unproved                                                          $    -       $  23,000
Exploration costs                                                  $    -       $      -
Development costs                                                  $ 7,000      $ 587,000

                 SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS
                                                                       CONTINUED



                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES



                                                                          YEARS ENDED
                                                                           DECEMBER 31,
                                                                    ------------------------
                                                                         2002       2001
                                                                    ------------------------

Oil and gas sales, net                                              $ 569,000   $   920,000
Production costs                                                     (442,000)     (853,000)
Exploration costs                                                          -             -
Impairment on properties and equipment                                     -       (761,000)
Depreciation, depletion and amortization provisions                  (163,000)     (597,000)

Net loss before income taxes                                          (36,000)   (1,291,000)

Income tax provision                                                       -             -
                                                                    ------------------------

Results of operations from producing activities
  (excluding corporate overhead and interest costs)                 $ (36,000)  $(1,291,000)
                                                                    ========================

                 SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS
                                                                       CONTINUED




                    RESERVE QUANTITY INFORMATION (UNAUDITED)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates by a qualified petroleum engineer. Such estimates are inherently imprecise and may be subject to substantial revisions.

Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

All quantities shown in the table are proved reserves and are located within the United States.



                                                      YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                      2002      2001
                                            -----------------------------------------------
                                                  OIL        GAS       OIL         GAS
                                                 (BBLS)     (MCF)     (BBLS)      (MCF)
                                            ---------------  -------- ---------   ---------

Proved developed and undeveloped
  reserves:
 Beginning of period . . . . . .                   396,000   413,000    942,000    863,000
 Revision in previous estimates.                   670,000   461,000   (496,000)  (416,000)
 Discoveries and extension . . .                        -         -          -          -
 Purchase in place . . . . . . .                        -         -          -          -
 Production. . . . . . . . . . .                   (32,000)  (17,000)   (50,000)   (34,000)
 Sales in place. . . . . . . . .                        -         -          -          -

 End of period . . . . . . . . .                 1,034,000   857,000    396,000    413,000
                                            ===============================================

Proved developed reserves:
 Beginning of period . . . . . .                   115,000        -      62,000         -
 End of period . . . . . . . . .                   158,000        -     115,000         -


                 SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS
                                                                       CONTINUED






            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
               RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)



                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                        --------------------------
                                                                            2002          2001
                                                                        --------------------------

Future cash inflows                                                     $ 33,093,000   $ 9,021,000
Future production costs                                                  (12,307,000)   (4,152,000)
Development costs                                                         (9,023,000)   (2,823,000)
Future income tax expenses                                                (4,388,000)     (763,000)
                                                                        --------------------------
                                                                           7,375,000     1,283,000
                                                                        --------------------------
10% annual discount for estimated timing of cash flows                    (4,688,000)     (966,000)
                                                                        --------------------------
Standardized measure of discounted future net cash flows                $  2,687,000   $   317,000
                                                                        ==========================




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

                 SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS
                                                                       CONTINUED







                     CHANGES IN THE STANDARDIZED MEASURE OF
                  DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)



                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                           ------------
                                                                         2002         2001
                                                                       -----------------------

Balance, beginning of period                                         $   317,000   $ 2,658,000
Sales of oil and gas produced net of production costs                   (127,000)      (67,000)
Net changes in prices and production costs                              (109,000)   (1,974,000)
Extensions and discoveries, less related costs                                -             -
Purchase and sales of minerals in place                                       -             -
Revisions of estimated development costs                              (2,258,000)    2,967,000
Revisions of previous quantity estimates                               6,092,000    (5,171,000)
Accretion of discount                                                     92,000       266,000
Net changes in income taxes                                           (1,320,000)    1,638,000
                                                                     --------------------------
Balance, end of year                                                 $ 2,687,000   $   317,000

                                  CERTIFICATION

I,  Craig  Phillips  certify  that:

1.     I  have  reviewed this annual report on Form 10-QSB of Mountain Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  ____________________________      _______________________________________
                                                   Craig  Phillips
                                                   President  /  CEO

                                  CERTIFICATION

I,  Joseph  Ollivier  certify  that:

1.     I  have  reviewed this annual report on Form 10-KSB of Mountain Oil, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  ____________________________      _______________________________________
                                                    Joseph  Ollivier
                                                    CFO