Form 10QSB
period 2003-03-31
MOUNTAIN OIL INC
filed 2003-05-15
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                  FORM  10-QSB

              [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                FOR  THE  THREE  MONTH  PERIOD  ENDED  MARCH  31,  2003

              [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                        FOR  THE  TRANSITION  PERIOD  FROM  TO

                          COMMISSION  FILE  NO.  333-37842

                               MOUNTAIN  OIL,  INC.
            (EXACT  NAME  OF  SMALL  BUSINESS  ISSUER  AS  SPECIFIED  IN  ITS
                                    CHARTER)

            UTAH                                   87-0639343
            ----                                   ----------
(STATE  OR  OTHER  JURISDICTION  OF   (IRS  EMPLOYER  IDENTIFICATION  NO.)
 INCORPORATION  OR  ORGANIZATION)


                             3191  NORTH  CANYON  ROAD
                                PROVO,  UT  84604
                    (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)

                                 (801)  373-3990
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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
        EQUITY,  AS  OF  MARCH  31,  2003:  2,326,786  SHARES  OF  COMMON STOCK.

TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [X]

DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                                  FORM  10-QSB
                               MOUNTAIN  OIL,  INC.



                                      INDEX
                                                                                 PAGE

PART I.FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .       2

BALANCE SHEET AS OF MARCH  31, 2003 (UNAUDITED) . . . . . . . . . . . . . . .       2

STATEMENT OF OPERATIONS FOR THE THREE . . . . . . . . . . . . . . . . . . . .       3
MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS. . . . . . . . . . . . . . . . .       4
ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . .       7
OF FINANCIAL CONDITION

ITEM 4. INTERNAL CONTROL PROCEDURES . . . . . . . . . . . . . . . . . . . . .       9

PART II.OTHER INFORMATION


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

CERTIFICATION OF FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .      10

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT . . . . . . . EX 99.1
                                                                              EX 99.2

Part I. Financial Information
Item 1. Financial Statements

                               MOUNTAIN OIL, INC.
                                  Balance Sheet
                                 March 31, 2003
                                  (Unaudited)



                                                           March 31,
                                                            2003
                                                         (Unaudited)
                                                         -----------
ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $    50,000
  Accounts receivable. . . . . . . . . . . . . . . . .        4,000
                                                        ------------

    Total current assets . . . . . . . . . . . . . . .       54,000

Property and equipment, net. . . . . . . . . . . . . .      697,000
                                                        ------------

    Total Assets                                        $   751,000
                                                        ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses . . . . . . . . . . . . . . . . . .  $     1,000

Commitments. . . . . . . . . . . . . . . . . . . . . .            -

Stockholders' equity:
Preferred stock, no par value, audthorized 10,000,000
  shares;  no shares issued or outstanding . . . . . .            -
Common stock, no par value, 50,000,000 shares
  authorized; 2,326,786 shares  issued and outstanding    2,898,000
Accumulated deficit. . . . . . . . . . . . . . . . . .   (2,148,000)
                                                        ------------

Total stockholders' equity . . . . . . . . . . . . . .      750,000
                                                        ------------

    Total liabilities and stockholders equity           $   751,000
                                                        ============

See accompanying notes to financial statements

                               MOUNTAIN OIL, INC.
                            Statement of Operations




                                                              Three Months Ended
                                                                  March 31,
                                                                2003          2002
                                                          (UNAUDITED)   (UNAUDITED)
                                                         ------------  ------------


Lease revenues. . . . . . . . . . . . . . . . . . . . .        4,000             -
                                                         ------------  ------------

                                                               4,000             -

Costs and expenses:
    General and administrative expenses . . . . . . . .       13,000        24,000
    Depreciation, depletion and amortization expense. .       21,000        42,000
                                                         ------------  ------------

      Total operating expenses. . . . . . . . . . . . .       34,000        66,000
                                                         ------------  ------------

      Loss from operations. . . . . . . . . . . . . . .      (30,000)      (66,000)
                                                         ------------  ------------

Other income (expense)
  Other income. . . . . . . . . . . . . . . . . . . . .            -         3,000
                                                         ------------  ------------
      Loss before provision for income taxes
          and discontinued operations . . . . . . . . .      (30,000)      (63,000)

Benefit from income taxes . . . . . . . . . . . . . . .            -             -
                                                         ------------  ------------

      Loss from continuing operations . . . . . . . . .      (30,000)      (63,000)

Discontinued operations:
Gain from discontinued oil and gas
  production activities including gain on
  disposal of $219,000. . . . . . . . . . . . . . . . .      204,000        14,000
                                                         ------------  ------------

      Net income (loss) . . . . . . . . . . . . . . . .      174,000       (49,000)
                                                         ------------  ------------

Loss per common share from continuing operations -
   basic and diluted. . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.02)
                                                         ------------  ------------

Income per common share from discontinued operations -
   basic and diluted. . . . . . . . . . . . . . . . . .  $      0.07   $         -
                                                         ------------  ------------

Income (loss) per common share - basic and diluted. . .  $      0.06   $     (0.02)
                                                         ------------  ------------

Weighted average number of common shares -
basic and diluted . . . . . . . . . . . . . . . . . . .    2,854,000     3,109,000
                                                         ============  ============

See accompanying notes to financial statements

                               MOUNTAIN OIL, INC.
                            Statement of Cash Flows




                                                        Three Months Ended
                                                             March 31,
                                                        2003         2002
                                                    (UNAUDITED)   (UNAUDITED)
                                                   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . .  $   174,000   $   (49,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and depletion. . . . . . . . . .       25,000        48,000
    Allowance for doubtful accounts . . . . . . .            -       (17,000)
    Gain on discontinued operations . . . . . . .     (219,000)            -
    Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . .      (21,000)       10,000
      Inventory . . . . . . . . . . . . . . . . .        9,000         1,000
      Other current assets. . . . . . . . . . . .            -        (4,000)
    Increase (decrease) in:
      Accounts payable. . . . . . . . . . . . . .      (15,000)       53,000
      Accrued expenses. . . . . . . . . . . . . .      (26,000)       (6,000)
                                                   ------------  ------------

        Net cash used in operating activities . .      (73,000)       36,000
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES-
  Proceeds from disposal of equimpment. . . . . .       34,000             -
  Net cash paid in disposal of assets . . . . . .       (8,000)            -
  Purchase of property and equipment. . . . . . .       (7,000)      (54,000)
                                                   ------------  ------------

        Net cash provided by investing activities       19,000       (54,000)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash overdraft. . . . . . . . . . .            -       (66,000)
  Payments on related party notes payable . . . .            -        15,000
  Payments on long-term debt. . . . . . . . . . .       (2,000)      (25,000)
                                                   ------------  ------------

        Net cash (used in) provided by
        financing activities. . . . . . . . . . .       (2,000)      (76,000)
                                                   ------------  ------------

        Net change in cash and cash equivalents .      (56,000)      (94,000)

Cash and cash equivalents at beginning of period.      106,000       173,000
                                                   ------------  ------------

Cash and cash equivalents at end of period. . . .  $    50,000   $    79,000
                                                   ============  ============



SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS

SUPPLEMENTAL  NON-CASH  DISCLOSURE

IN MARCH 2003, THE COMPANY DISPOSED OF CERTAIN ASSETS AND ASSIGNED CERTAIN LIABILITIES OF MOUNTAIN OIL, INC, TO A COMPANY CONTROLLED BY FORMER SIGNIFICANT SHAREHOLDERS OF MOUNTAIN OIL, INC. THE DISPOSITION IS ACCOUNTED FOR AS DISCONTINUED OPERATIONS AS THE COMPANY WILL NOT CONTINUE TO OPERATE IN OIL AND GAS PRODUCING ACTIVITIES. THE GAIN REALIZED FOR THE DISPOSITION OF THE NET LIABILITIES WAS AS FOLLOWS:




     LESS: CASH PAID IN DISPOSAL . . . . . . . . . . . .     (8,000)
     LESS: RECEIVABLES . . . . . . . . . . . . . . . . .    (74,000)
     LESS: INVENTORY . . . . . . . . . . . . . . . . . .    (46,000)
     LESS: PREPAID EXPENSES. . . . . . . . . . . . . . .     (3,000)
     LESS: GAS AND OIL PROPERTY. . . . . . . . . . . . .   (272,000)
     LESS: EQUIPMENT AND VEHICLES. . . . . . . . . . . .    (36,000)
     ADD BACK: COMMON STOCK ACQUIRED (802,463) . . . . .    201,000
     ADD BACK: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.    407,000
     ADD BACK: RELATED PARTY NOTES PAYABLE . . . . . . .     13,000
     ADD BACK: LONG-TERM DEBT. . . . . . . . . . . . . .     37,000
                                                          ----------

     GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS. . .   $ 219,000
                                                          ==========


DURING THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 THE COMPANY PAID APPROXIMATELY $1,000 AND $2,000 IN INTEREST, RESPECTIVELY, AND PAID NO INCOME TAXES.

MOUNTAIN  OIL,  INC.
 NOTES  TO  FINANCIAL  STATEMENTS

                        PERIODS  ENDED  MARCH  31,  2003

1. ORGANIZATION ANDSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

THE  COMPANY  IS  INCORPORATED  UNDER  THE  LAWS  OF  THE  STATE OF UTAH AND HAS
SUBSTANTIALLY DISCONTINUED ITS GAS AND OIL PRODUCING ACTIVITIES AND IS CURRENTLY OPERATING AS A LESSOR OF ITS GAS AND OIL PROPERTIES AND PROPERTY AND EQUIPMENT

UNAUDITED  FINANCIAL  INFORMATION

THE UNAUDITED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND INCLUDE ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ITEMS), WHICH ARE,
IN  THE  OPINION  OF  THE  MANAGEMENT,   NECESSARY  TO  PRESENT  FAIRLY  THE
FINANCIAL POSITION AS OF MARCH 31, 2003 AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003. THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR.

EARNINGS  PER  SHARE

THE COMPUTATION OF BASIC EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD.


THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS
OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. OPTIONS TO PURCHASE 100,000 SHARES OF COMMON STOCK AT PRICES RANGING FROM $1.00 TO $2.25 PER SHARE WERE OUTSTANDING AT MARCH 31, 2003 AND 2002. OPTIONS TO PURCHASE SHARES OF COMMON STOCK WERE NOT INCLUDED IN THE DILUTED LOSS PER SHARE CALCULATION BECAUSE THE EFFECT WOULD HAVE BEEN ANTIDILUTIVE.


2. GOING CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF MARCH 31,
2003, THE COMPANY HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND HAS INCURRED SUBSTANTIAL OPERATING LOSSES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM
THE  OUTCOME  OF  THESE   UNCERTAINTIES.   MANAGEMENT  HAS
RESTRUCTURED  THE  COMPANY'S  OPERATIONS,  BY SELLING CERTAIN ASSETS AND LEASING
OTHERS. MOUNTAIN OIL WILL FOCUS ON LEASING ITS EQUIPMENT, REAL ESTATE, AND WELLS WITH THE INTENTION OF REDUCING OPERATING COSTS AND OVERHEAD. IF THE
COMPANY IS UNABLE TO OBTAIN PROFITABLE OPERATION IT WILL REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO SECURE DEBT OR EQUITY FINANCING SHOULD THE NEED ARISE.

3. DISCONTINUED OPERATIONS

THE COMPANY ENTERED INTO AN AGREEMENT IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED SUBSTANTIALLY ALL OF ITS LIABILITIES. IN ADDITION, THE COMPANY LEASED THE REMAINING OF ITS OIL AND GAS RELATED ASSETS AND OTHER PROPERTY TO A COMPANY CONTROLLED BY FORMER OFFICERS/SHAREHOLDERS WITH AN OPTION TO PURCHASE THOSE ASSETS IN APRIL 2004. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES. THEREFORE ALL OPERATIONS RELATING TO OIL AND GAS PRODUCING ACTIVITIES FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002 HAVE BEEN PRESENTED AS DISCONTINUED OPERATIONS IN THE STATEMENT OF OPERATIONS. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS
FOLLOWS:


     LESS: CASH PAID IN DISPOSAL . . . . . . . . . . . .     (8,000)
     LESS: RECEIVABLES . . . . . . . . . . . . . . . . .    (74,000)
     LESS: INVENTORY . . . . . . . . . . . . . . . . . .    (46,000)
     LESS: PREPAID EXPENSES. . . . . . . . . . . . . . .     (3,000)
     LESS: GAS AND OIL PROPERTY. . . . . . . . . . . . .   (272,000)
     LESS: EQUIPMENT AND VEHICLES. . . . . . . . . . . .    (36,000)
     ADD BACK: COMMON STOCK ACQUIRED . . . . . . . . . .    201,000
     ADD BACK: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.    407,000
     ADD BACK: RELATED PARTY NOTES PAYABLE . . . . . . .     13,000
     ADD BACK: LONG-TERM DEBT. . . . . . . . . . . . . .     37,000
                                                          ----------

     GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS. . .   $ 219,000
                                                          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002

     ON MARCH 1, 2003, MOUNTAIN OIL (MOLI) ENTERED INTO AN AGREEMENT WITH A NEWLY FORMED COMPANY, MOUNTAIN OIL AND GAS (MOG). MOG IS OWNED BY FORMER MOLI SHAREHOLDERS, WHICH INCLUDE DANIEL SAM AND CRAIG PHILLIPS, WHO ARE FORMER OFFICERS AND DIRECTORS IN MOUNTAIN OIL. THE AGREEMENT BETWEEN MOUNTAIN OIL AND MOG EFFECTIVELY SOLD SOME OF MOUNTAIN OIL'S OIL AND GAS PROPERTIES AND OPERATING EQUIPMENT, AND LEASED MOUNTAIN OIL'S OTHER WELLS, PROPERTY AND EQUIPMENT FOR A
PERIOD OF ONE YEAR FOR $6,500 PER MONTH. MOG HAS THE RIGHT TO LEASE THE PROPERTIES AND EQUIPMENT FROM MOUNTAIN OIL FOR ONE YEAR AND ALSO HAS THE OPTION TO PURCHASE CERTAIN OF MOUNTAIN OIL'S EQUIPMENT, REAL ESTATE, AND WELL PROPERTIES FOR $650,000 DURING THE TERM OF THE LEASE, WHICH ENDS ON APRIL 24, 2004. THIS AGREEMENT IS NOW EFFECTIVE SINCE ALL TERMS HAVE BEEN SUBSTANTIALLY FULFILLED BY BOTH PARTIES. THIS AGREEMENT EFFECTIVELY DISCONTINUED THE
COMPANY'S  OIL  AND  GAS  PRODUCING  ACTIVITIES.

MOUNTAIN OIL RETAINED ITS FOUR MOST PRODUCTIVE WELLS, OFFICE BUILDING, AND SURROUNDING ACREAGE IN BALLARD, UTAH, AND THE FOLLOWING ROLLING EQUIPMENT: 1972 MACK TRUCK, 1972 HOT OIL TRUCK, 1982 GMC PUMP TRUCK, 1990 CHEMICAL TRAILER, 1956 WILSON SWAB RIG, AND ITS 1961 CARDWELL WORKOVER RIG.

IN EXCHANGE FOR THE CONSIDERATION ABOVE, 802,463 COMMON SHARES WERE SURRENDERED FROM FORMER SHAREHOLDERS, WHICH MAINLY CAME FROM SHARES HELD BY CRAIG PHILLIPS AND DANIEL SAM. MOUNTAIN OIL ALSO ASSIGNED TO MOG SUBSTANTIALLY ALL OF ITS LIABILITIES AND DEBT RELATED TO ITS PROPERTY AND GAS AND OIL PRODUCTION OPERATIONS. MOUNTAIN OIL ALSO IS TO RECEIVE 10% OF THE OUTSTANDING SHARES OF MOG AS OF APRIL 1, 2003.

CRAIG PHILLIPS AND DANIEL SAM HAVE RESIGNED FROM THE BOARD OF DIRECTORS AND ARE NO LONGER OFFICERS OF MOUNTAIN OIL. JOSEPH OLLIVIER HAS BECOME PRESIDENT OF MOUNTAIN OIL AND LYNN STRATFORD HAS BEEN ADDED TO THE BOARD OF DIRECTORS AND ALSO BECOME THE SECRETARY, TREASURER, AND CHIEF FINANCIAL OFFICER OF THE
CORPORATION.  HARRY  PETERSON  CONTINUES  AS  A  DIRECTOR.

    IF MOG IS UNABLE TO PURCHASE THE LEASED PROPERTIES AND EQUIPMENT FROM MOUNTAIN OIL FOR THE OPTION PRICE OF $650,000 ON OR BEFORE APRIL 24, 2004, OR DEFAULTS ON THE MONTHLY LEASE PAYMENTS; THE COMPANY'S PLAN IS TO RE-EVALUATE WHETHER OR NOT TO LEASE OR SELL ITS ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

     LEASE REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2003 WAS $4,000. DURING 2002 FOR SAME PERIOD, REVENUES CONSISTED OF OIL AND GAS SALES OF $151,000. RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES HAVE BEEN INCLUDED IN DISCONTINUED OPERATIONS FOR THE PERIODS ENDING MARCH 31, 2003 AND 2002. DURING 2003, IN ORDER TO IMPROVE OUR CASH FLOW, WE DETERMINED TO FOCUS OUR OPERATING EFFORTS ON LEASING THE WELLS TO ANOTHER OIL AND GAS COMPANY. SUCH EFFORTS HAVE IMPROVED OUR CASH FLOW AND REDUCED OUR NET LOSS BUT HAVE RESULTED IN A SIGNIFICANT DECREASE IN REVENUE.

     OPERATING COSTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 WERE $34,000 AND $66,000 RESPECTIVELY. THIS 48% DECREASE IN PRODUCTION COSTS IS
ATTRIBUTABLE TO THE REDUCTION OF OUR WELL REWORKING ACTIVITIES. WE ALSO ELIMINATED ANY FULL OR PART TIME EMPLOYEES BECAUSE OF THE NEW LEASE AGREEMENT. ALL OF THE OFFICERS AND DIRECTORS OF MOUNTAIN OIL CURRENTLY SERVE WITHOUT ANY COMPENSATION.

     GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS, WHICH CONSISTED PRIMARILY OF PROFESSIONAL FEES, DECREASED 46% TO $13,000 FROM $24,000 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, RESPECTIVELY. DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES RELATED TO CONTINUING OPERATIONS DECREASED 50% TO $21,000 FOR THE THREE MONTHS ENDED MARCH 31, 2003, FROM $42,000 FOR THE SAME PERIOD IN 2002. THE SIGNIFICANT DECREASE IN DEPRECIATION, DEPLETION AND AMORTIZATION WAS A DIRECT RESULT OF THE DECREASE IN PRODUCTION AS DISCUSSED ABOVE AND THE NEW LEASE AGREEMENT ENTERED INTO ON MARCH 1, 2003. THESE DECREASES ARE ATTRIBUTABLE TO THE COMPANY'S GENERAL DECLINE IN OPERATIONS AND SALE AND LEASING OF ASSETS. MOUNTAIN OIL'S CHANGE IN OPERATIONS COMBINED WITH OUR REDUCTION OF GENERAL AND ADMINISTRATIVE EXPENSES RESULTED IN A 52% DECREASE IN THE NET LOSS FROM MARCH 31, 2002.

AS A RESULT OF THE FOREGOING, WE REALIZED A NET LOSS OF $30,000 FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2003, AS COMPARED TO A NET LOSS OF $63,000 FOR THE THREE MONTHS ENDED MARCH 31, 2002

AS PREVIOUSLY MENTIONED, IN MARCH 2003, THE COMPANY DISPOSED OF CERTAIN ASSETS AND ASSIGNED CERTAIN LIABILITIES OF MOUNTAIN OIL, INC. MOG, WHICH IS CONTROLLED BY FORMER SHAREHOLDERS OF MOUNTAIN OIL, INC. WERE SOLD THESE ASSETS AND ASSIGNED CERTAIN LIABILITIES. MOUNTAIN OIL REALIZED A GAIN FROM DISCONTINUED OPERATIONS, WHICH RESULTED PRIMARILY FROM THE NET LIABILITIES DISPOSED OF TO MOG. THIS GAIN FROM DISCONTINUED OPERATIONS OF $204,000 COMBINED WITH A LOSS FROM CONTINUING OPERATIONS OF $30,000 FOR THE THREE MONTHS ENDED MARCH 31, 2003 RESULTED IN NET INCOME OF $174,000 AS COMPARED TO A LOSS OF $49,000 FOR THE THREE MONTHS ENDED MARCH 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

AS NOTED ABOVE, DURING 2003 WE HAVE DISCONTINUED OIL AND GAS OPERATIONS IN ORDER TO SUSTAIN THE COMPANY THROUGH CASH FLOW GENERATED FROM LEASING ITS FOUR WELLS, REAL ESTATE, AND ROLLING EQUIPMENT. DURING THE THREE MONTHS ENDED MARCH 31, 2003 WE USED CASH FLOW FROM OPERATING ACTIVITIES OF $73,000 AS COMPARED TO
POSITIVE CASH FLOW PROVIDED BY OPERATING ACTIVITIES OF $36,000 IN THE SAME PERIOD IN 2002. WE PLAN TO CONTINUE TO FOCUS ON LEASING OUR WELLS UNTIL OUR AGREEMENT WITH MOG IS FULFILLED OR TERMINATED. AT THAT TIME MOUNTAIN OIL WILL EITHER SELL ITS EQUIPMENT, REAL ESTATE, AND WELLS TO MOG OR RE-EVALUATE WHETHER OR NOT TO LEASE OR SELL ITS ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

     AS A RESULT OF ONGOING PAYMENTS OF LONG-TERM DEBT, AND THE NEW AGREEMENT WITH MOG, WE USED CASH IN FINANCING ACTIVITIES OF $2,000 DURING THE THREE MONTHS ENDED MARCH 31, 2003. DURING THE SAME PERIOD IN 2002, WE USED $76,000 FROM FINANCING ACTIVITIES.

     AT MARCH 31, 2003, WE HAD WORKING CAPITAL OF $53,000 AS COMPARED TO A WORKING CAPITAL DEFICIT OF $123,000 AT MARCH 31, 2002. THIS INCREASE IN OUR
WORKING CAPITAL IS PRINCIPALLY DUE TO THE DISPOSAL OF NET LIABILITIES FROM DISCONTINUED OPERATIONS.

     MOUNTAIN OIL HAS REDUCED OPERATING COSTS THROUGH THE REDUCTION OF PERSONNEL AND OPERATIONS AND IS NOW FOCUSING ON LEASING ITS WELLS, EQUIPMENT AND REAL ESTATE. IF THE COMPANY IS UNABLE TO OPERATE PROFITABLY IT MAY REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING WITHIN THE NEXT TWELVE MONTHS. IF MOUNTAIN OIL IS SUCCESSFUL IN IMPROVING CASH FLOW DURING THIS PERIOD WE BELIEVE THAT MOUNTAIN OIL WILL GENERATE SUFFICIENT REVENUES INTERNALLY TO COVER ITS OPERATING EXPENSES.



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

  PART  II.  OTHER  INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS: DUE TO THE NEW AGREEMENT WITH MOG, MOUNTAIN OIL HAS EFFECTIVELY REDUCED THE AMOUNT OF SHARES OUTSTANDING BY 802,463. THESE SHARES CAME MAINLY FROM SHARES PREVIOUSLY HELD BY CRAIG PHILLIPS AND DANIEL SAM.

ITEM  2.  EXHIBITS  AND  REPORTS  N  FORM  8-K:
THE  FOLLOWING  EXHIBITS  ARE  FILED  HEREWITH:

NUMBER          DESCRIPTION                                   LOCATION
-----------     CHANGES  IN  CONTROL  OF  REGISTRANT          8-K  FILED 4/22/03
-----------     ACQUISITION  OR  DISPOSITION  OF  ASSETS      8-K  FILED 4/22/03

SIGNATURES

     IN ACCORDANCE WITH THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             MOUNTAIN  OIL,  INC.

DATE:  MAY  6,  2003          BY:  /S/  JOSEPH  OLLIVIER,  PRESIDENT
--------------------               ---------------------------------
DATE:  MAY  6,  2003          BY:  /S/  LYNN  STRATFORD,  CFO
--------------------               --------------------------



CERTIFICATION

WE,  JOSEPH  OLLIVIER  (PRESIDENT)  AND  LYNN  STRATFORD  (CFO)  CERTIFY  THAT:

1.     WE HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-QSB OF MOUNTAIN OIL, INC.;

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


DATE:  MAY  6,  2003          BY:  /S/  JOSEPH  OLLIVIER,  PRESIDENT
--------------------               ---------------------------------
DATE:  MAY  6,  2003          BY:  /S/  LYNN  STRATFORD,  CFO
--------------------               --------------------------