Form 10QSB
period 2003-06-30
MOUNTAIN OIL INC
filed 2003-08-15
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003

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

                                 (801) 373-3990
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

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

CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE EXCHANGE ACT SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [X]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF JUNE 30, 2003: 2,320,286 SHARES OF COMMON STOCK.

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

     BALANCE  SHEET  AS  OF JUNE 30,  2003 (UNAUDITED)                         3

     STATEMENT  OF  OPERATIONS  FOR  THE  THREE  MONTHS
ENDED  JUNE  30,  2003  AND  2002;  AND  THE  SIX                              4
MONTHS  ENDED  JUNE  30,  2003  AND  2002  (UNAUDITED)

     STATEMENT  OF  CASH  FLOWS  FOR  THE  SIX  MONTHS                         5
ENDED  JUNE  30,  2003  AND  2002  (UNAUDITED)

     NOTES  TO  FINANCIAL  STATEMENTS                                          7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                         8
OF  FINANCIAL  CONDITION

PART  II.      OTHER  INFORMATION


SIGNATURES                                                                    10

CERTIFICATION  OF  FINANCIAL  STATEMENTS                                      11

CERTIFICATION  PURSUANT  TO  SECTION  906  OF THE SARBANES-OXLEY ACT     EX 99.1
                                                                         EX 99.2

Part  I.  Financial  Information
Item  1.  Financial  Statements



                               MOUNTAIN OIL, INC.
                                  Balance Sheet

                                                              June 30, 2003
                                                               (unaudited)
ASSETS
Current assets:

   Cash  . . . . . . . . . . . . . . . . . . . . . . .  $            55,000
      Receivables. . . . . . . . . . . . . . . . . . .                4,000
                                                        --------------------

        Total current assets . . . . . . . . . . . . .               59,000

Property and equipment, net. . . . . . . . . . . . . .              672,000
                                                        --------------------



        Total Assets                                    $           731,000
                                                        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable . . . . . . . . . . . . . . . . . . .  $                 -
                                                        --------------------

Commitments. . . . . . . . . . . . . . . . . . . . . .                    -

Stockholders' equity:
Preferred stock, no par value, authorized 10,000,000
  shares;  no shares issued or outstanding . . . . . .                    -
Common stock, no par value, 50,000,000 shares
  authorized; 2,320,286 shares  issued and outstanding            2,898,000
Accumulated deficit. . . . . . . . . . . . . . . . . .           (2,167,000)
                                                        --------------------

Total stockholders' equity . . . . . . . . . . . . . .              731,000
                                                        --------------------

Total liabilities and stockholders' equity              $           731,000
                                                        ====================





See  accompanying  notes  to  financial  statements




                               MOUNTAIN OIL, INC.
                            Statement of Operations


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                         2003            2002           2003         2002
                                                                  (UNAUDITED)       (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
                                                                  -----------       -----------      -----------   -----------

Lease revenues. . . . . . . . . . . . . . . . . . . . . .               20,000                   -        24,000            -
                                                           --------------------  ------------------  ------------  -----------

Costs and expenses:
  General and administrative expenses . . . . . . . . . .               14,000              21,000        27,000       54,000
  Depreciation, depletion and amortization expense. . . .               25,000              38,000        46,000       60,000
                                                           --------------------  ------------------  ------------  -----------

    Total operating expenses. . . . . . . . . . . . . . .               39,000              59,000        73,000      114,000
                                                           --------------------  ------------------  ------------  -----------

    Loss from operations. . . . . . . . . . . . . . . . .              (19,000)            (59,000)      (49,000)    (114,000)
                                                           --------------------  ------------------  ------------  -----------

Other income (expense):
  Other income. . . . . . . . . . . . . . . . . . . . . .                    -              10,000             -       13,000
                                                           --------------------  ------------------  ------------  -----------

    Loss before provision for income
    taxes and discontinued operations . . . . . . . . . .              (19,000)            (49,000)      (49,000)    (101,000)

Benefit from income taxes . . . . . . . . . . . . . . . .                    -                   -             -            -
                                                           --------------------  ------------------  ------------  -----------

    Loss from continuing operations . . . . . . . . . . .              (19,000)            (49,000)      (49,000)    (101,000)

Discontinued operations:
  Gain from discontinued oil and gas production activities
  including gain on disposal of $219,000. . . . . . . . .                    -              15,000       204,000       18,000
                                                           --------------------  ------------------  ------------  -----------

    Net income (loss) . . . . . . . . . . . . . . . . . .  $           (19,000)  $         (34,000)  $   155,000   $  (83,000)
                                                           ====================  ==================  ============  ===========
Loss per common share from continuing operations -
   basic and diluted. . . . . . . . . . . . . . . . . . .  $             (0.01)  $           (0.01)  $     (0.02)  $    (0.03)
                                                           ====================  ==================  ============  ===========

Income per common share from discontinued
   Operations - basic and diluted . . . . . . . . . . . .  $                 -   $               -   $      0.08   $        -
                                                           ====================  ==================  ============  ===========

Income (loss) per common share - basic and diluted. . . .  $             (0.01)  $           (0.01)  $     (0.06)  $    (0.03)
                                                           ====================  ==================  ============  ===========

Weighted average number of common shares -
  basic and diluted . . . . . . . . . . . . . . . . . . .            2,315,000           3,123,000     2,583,000    3,116,000
                                                           ====================  ==================  ============  ===========


See accompanying notes to financial statements

                               MOUNTAIN OIL, INC.
                             STATEMENT OF CASH FLOWS





                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                               2003        2002
                                                         (UNAUDITED)  (UNAUDITED)
                                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . .  $         155,000   $ (83,000)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and depletion .. . . . . . . . .             50,000      93,000
   Allowance for doubtful accounts.  . . . . . .                  -     (17,000)
                                                           (219,000)     10,000
   Gain on disposal of
   discontinued operations
   Decrease (increase) in:
   Accounts receivable . . . . . . . . . . . . .            (21,000)     30,000
   Prepaid expenses. . . . . . . . . . . . . . .                  -      (2,000)
   Inventory . . . . . . . . . . . . . . . . . .              9,000      (5,000)
   Increase (decrease) in:
   Accounts payable .  . . . . . . . . . . . . .            (15,000)      8,000
   Accrued expenses. . . . . . . . . . . . . . .            (24,000)     28,000
                                                  ------------------  ----------

Net cash (used in) provided. . . . . . . . . . .            (68,000)     52,000
by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES-
Proceeds from disposal of equipment. . . . . . .             34,000           -
Net cash paid in disposal of assets. . . . . . .             (8,000)          -
Purchase of property and equipment . . . . . . .             (7,000)    (75,000)
                                                  ------------------  ----------

Net cash provided by . . . . . . . . . . . . . .             19,000     (75,000)
(used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in Cash overdraft . . . . . . . . . . .                  -     (66,000)
    Proceeds from issuance of common stock . . .                  -      15,000

Payment on convertible notes . . . . . . . . . .                  -     (23,000)
  Payments on long-term debt . . . . . . . . . .             (2,000)     (5,000)
                                                  ------------------  ----------

Net cash used in . . . . . . . . . . . . . . . .             (2,000)    (79,000)
financing activities

Net change in cash and . . . . . . . . . . . . .            (51,000)   (102,000)
cash equivalents

Cash and cash equivalents. . . . . . . . . . . .  $         106,000   $ 173,000
at beginning of period

Cash and cash equivalents at end of period . . .  $          55,000   $  71,000
                                                  ==================  ==========

See accompanying notes to financial statements.

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



LESS:CASH  PAID  IN  DISPOSAL. . . . . . . . . . . .  $  (8,000)
     RECEIVABLES . . . . . . . . . . . . . . . . . .    (74,000)
     INVENTORY . . . . . . . . . . . . . . . . . . .    (46,000)
     PREPAID  EXPENSES . . . . . . . . . . . . . . .     (3,000)
     GAS  AND  OIL  PROPERTY . . . . . . . . . . . .   (272,000)
     EQUIPMENT  AND  VEHICLES. . . . . . . . . . . .    (36,000)
ADD: COMMON  STOCK  ACQUIRED  (802,463  SHARES) . . .   201,000
     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES . . .    407,000
     RELATED  PARTY  NOTES  PAYABLE. . . . . . . . .     13,000
     LONG-TERM  DEBT . . . . . . . . . . . . . . . .     37,000
                                                       ---------

GAIN  ON  DISPOSITION  OF  DISCONTINUED  OPERATIONS.  $ 219,000
                                                      ==========


DURING THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 THE COMPANY PAID APPROXIMATELY $1,000 AND $4,000 IN INTEREST, RESPECTIVELY, AND PAID NO INCOME TAXES.

                               MOUNTAIN OIL, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           PERIODS ENDED JUNE 30, 2003

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A) ORGANIZATION: THE COMPANY IS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH AND HAS SUBSTANTIALLY DISCONTINUED ITS GAS AND OIL PRODUCING ACTIVITIES AND IS CURRENTLY OPERATING AS A LESSER OF ITS GAS AND OIL PROPERTIES AND PROPERTY AND EQUIPMENT
B) UNAUDITED FINANCIAL INFORMATION: THE UNAUDITED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND INCLUDE ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ITEMS), WHICH ARE, IN THE OPINION OF THE MANAGEMENT, NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AS OF JUNE 30, 2003 AND THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002. THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR.
C) EARNINGS PER SHARE: THE COMPUTATION OF BASIC EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD.

THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS
OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. OPTIONS TO PURCHASE 100,000 SHARES OF COMMON STOCK AT PRICES RANGING FROM $1.00 TO $2.25 PER SHARE WERE OUTSTANDING AT JUNE 30, 2003 AND 2002. OPTIONS TO PURCHASE SHARES OF COMMON STOCK WERE NOT INCLUDED IN THE DILUTED LOSS PER SHARE CALCULATION BECAUSE THE EFFECT WOULD HAVE BEEN ANTI-DILUTIVE.

NOTE  2  -  GOING  CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF JUNE 30, 2003, THE COMPANY HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND HAS INCURRED SUBSTANTIAL OPERATING LOSSES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES. MANAGEMENT HAS RESTRUCTURED THE COMPANY'S OPERATIONS, BY SELLING OFF CERTAIN ASSETS AND LEASING OTHERS. MOUNTAIN OIL WILL FOCUS ON LEASING ITS EQUIPMENT, REAL ESTATE, AND WELLS WITH THE INTENTION OF REDUCING OPERATING COSTS AND
OVERHEAD. IF THE COMPANY IS UNABLE TO OBTAIN PROFITABLE OPERATIONS IT WILL REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO SECURE DEBT OR EQUITY FINANCING SHOULD THE NEED ARISE.

NOTE  3  -  DISCONTINUED  OPERATIONS

THE COMPANY ENTERED INTO AN AGREEMENT IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED SUBSTANTIALLY ALL OF ITS LIABILITIES. IN ADDITION, THE COMPANY LEASED THE REMAINING OF ITS OIL AND GAS RELATED ASSETS AND OTHER PROPERTY TO A COMPANY CONTROLLED BY FORMER OFFICERS/SHAREHOLDERS WITH AN OPTION TO PURCHASE THOSE ASSETS IN APRIL 2004. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES. THEREFORE ALL OPERATIONS RELATING TO OIL AND GAS PRODUCING ACTIVITIES FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002 HAVE BEEN PRESENTED AS DISCONTINUED OPERATIONS IN THE STATEMENT OF OPERATIONS. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS
FOLLOWS:



LESS:CASH  PAID  IN  DISPOSAL. . . . . . . . . . . .  $  (8,000)
     RECEIVABLES . . . . . . . . . . . . . . . . . .    (74,000)
     INVENTORY . . . . . . . . . . . . . . . . . . .    (46,000)
     PREPAID  EXPENSES . . . . . . . . . . . . . . .     (3,000)
     GAS  AND  OIL  PROPERTY . . . . . . . . . . . .   (272,000)
     EQUIPMENT  AND  VEHICLES. . . . . . . . . . . .    (36,000)
ADD: COMMON  STOCK  ACQUIRED  (802,463  SHARES) . . .   201,000
     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES . . .    407,000
     RELATED  PARTY  NOTES  PAYABLE. . . . . . . . .     13,000
     LONG-TERM  DEBT . . . . . . . . . . . . . . . .     37,000
                                                       --------

GAIN  ON  DISPOSITION  OF  DISCONTINUED  OPERATIONS.  $ 219,000
                                                      =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002

ON MARCH 1, 2003, MOUNTAIN OIL (MOLI) ENTERED INTO AN AGREEMENT WITH A NEWLY FORMED COMPANY, MOUNTAIN OIL AND GAS (MOG). MOG IS OWNED IN PART BY FORMER MOLI SHAREHOLDERS, WHICH INCLUDE DANIEL SAM AND CRAIG PHILLIPS, WHO ARE FORMER OFFICERS AND DIRECTORS IN MOUNTAIN OIL. THE AGREEMENT BETWEEN MOUNTAIN OIL AND MOG EFFECTIVELY SOLD SOME OF MOUNTAIN OIL'S OIL AND GAS PROPERTIES AND OPERATING EQUIPMENT, AND LEASED MOUNTAIN OILS OTHER WELLS, PROPERTY AND EQUIPMENT FOR A
PERIOD OF ONE YEAR FOR $6,500 PER MONTH. MOG HAS THE RIGHT TO LEASE THE PROPERTIES AND EQUIPMENT FROM MOUNTAIN OIL FOR ONE YEAR AND ALSO HAS THE OPTION TO PURCHASE CERTAIN OF MOUNTAIN OIL'S EQUIPMENT, REAL ESTATE, AND WELL PROPERTIES FOR $650,000 DURING THE TERM OF THE LEASE, WHICH ENDS ON APRIL 24, 2004. THIS AGREEMENT IS NOW EFFECTIVE SINCE ALL TERMS HAVE BEEN SUBSTANTIALLY FULFILLED BY BOTH PARTIES. THIS AGREEMENT EFFECTIVELY DISCONTINUED THE
COMPANY'S  OIL  AND  GAS  PRODUCING  ACTIVITIES.

MOUNTAIN OIL RETAINED ITS FOUR MOST PRODUCTIVE WELLS, OFFICE BUILDING, AND SURROUNDING ACREAGE IN BALLARD, UTAH, AND THE FOLLOWING ROLLING EQUIPMENT: 1972 MACK TRUCK, 1972 HOT OIL TRUCK, 1982 GMC PUMP TRUCK, 1990 CHEMICAL TRAILER, 1956 WILSON SWAB RIG, AND ITS 1961 CARDWELL WORKOVER RIG.

IN EXCHANGE FOR THE CONSIDERATION ABOVE, 802,463 COMMON SHARES WERE SURRENDERED FROM FORMER SHAREHOLDERS, WHICH MAINLY CAME FROM SHARES HELD BY CRAIG PHILLIPS AND DANIEL SAM. MOUNTAIN OIL ALSO ASSIGNED TO MOG SUBSTANTIALLY ALL OF ITS LIABILITIES AND DEBT RELATED TO ITS PROPERTY AND GAS AND OIL PRODUCTION OPERATIONS. MOUNTAIN OIL ALSO IS TO RECEIVE 10% OF THE OUTSTANDING SHARES OF MOG AS OF APRIL 1, 2003. BECAUSE OF THIS 10% OWNERSHIP IN MOG, ALL LEASE REVENUES ARE DISCLOSED AS RELATED PARTY REVENUES.

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

LEASE REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2003 WAS $24,000 AND $0 FOR THE SIX MONTHS ENDED JUNE 30, 2002. RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES HAVE BEEN INCLUDED IN DISCONTINUED OPERATIONS FOR THE PERIODS ENDING JUNE 30, 2003 AND 2002 FOR THE SIX MONTHS ENDED JUNE 30, 2003, WE REALIZED A LOSS FROM DISCONTINUED OPERATIONS OF $15,000 NETTED WITH A CORRESPONDING GAIN ON THE DISPOSAL OF DISCONTINUED OPERATIONS OF $219,000 AS COMPARED TO INCOME FROM DISCONTINUED OPERATIONS OF $18,000 FOR THE SIX MONTHS ENDED JUNE 2002. DURING 2003, IN ORDER TO IMPROVE OUR CASH FLOW, WE DETERMINED TO FOCUS OUR OPERATING EFFORTS ON LEASING THE WELLS TO ANOTHER OIL AND GAS COMPANY. SUCH EFFORTS HAVE IMPROVED OUR CASH FLOW AND REDUCED OUR NET LOSS BUT HAVE RESULTED IN A SIGNIFICANT DECREASE IN REVENUE.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS, WHICH CONSISTED PRIMARILY OF PROFESSIONAL FEES, DECREASED 41% TO $27,000 FROM $54,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, RESPECTIVELY. THIS DECREASE IS ATTRIBUTABLE PRIMARILY TO OUR AGREEMENT WITH MOG AND DISCONTINUED OPERATIONS. DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES RELATED TO CONTINUING OPERATIONS DECREASED 23% TO $46,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003, FROM $60,000 FOR THE SAME PERIOD IN 2002. THE SIGNIFICANT DECREASE IN DEPRECIATION, DEPLETION AND AMORTIZATION WAS A DIRECT RESULT OF THE DECREASE IN PRODUCTION AS DISCUSSED ABOVE AND THE NEW LEASE AGREEMENT ENTERED INTO ON MARCH 1, 2003. THESE DECREASES ARE ATTRIBUTABLE TO THE COMPANY'S GENERAL DECLINE IN OPERATIONS AND THE SALE AND LEASING OF ASSETS. MOUNTAIN OIL'S CHANGE IN OPERATIONS AND RESULTS OF DISCONTINUING ITS GAS AND OIL ACTIVITIES RESULTED IN A $238,000 INCREASE IN THE NET INCOME (PRIMARILY ATTRIBUTABLE TO THE GAIN ON THE DISPOSITION OF NET ASSETS OF DISCONTINUED OPERATION) COMPARED TO JUNE 30, 2002.


AS PREVIOUSLY MENTIONED, IN MARCH 2003, THE COMPANY DISPOSED OF CERTAIN ASSETS AND ASSIGNED CERTAIN LIABILITIES OF MOUNTAIN OIL, INC. MOG, WHICH IS CONTROLLED BY FORMER SHAREHOLDERS OF MOUNTAIN OIL, INC. WERE SOLD THESE ASSETS AND ASSIGNED CERTAIN LIABILITIES. MOUNTAIN OIL REALIZED A GAIN FROM DISCONTINUED OPERATIONS, WHICH RESULTED PRIMARILY FROM THE NET LIABILITIES DISPOSED OF TO MOG. THIS GAIN FROM DISCONTINUED OPERATIONS OF $204,000 COMBINED WITH A LOSS FROM CONTINUING OPERATIONS OF $49,000 FOR THE SIX MONTHS ENDED JUNE 30, 2003 RESULTED IN NET INCOME OF $155,000 AS COMPARED TO A LOSS OF $83,000 FOR THE SIX MONTHS ENDED JUNE 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

AS NOTED ABOVE, DURING 2003 WE HAVE DISCONTINUED OIL AND GAS OPERATIONS IN ORDER TO SUSTAIN THE COMPANY THROUGH CASH FLOW GENERATED FROM LEASING ITS FOUR WELLS, REAL ESTATE, AND ROLLING EQUIPMENT. DURING THE SIX MONTHS ENDED JUNE 30, 2003 WE USED CASH FLOW FROM OPERATING ACTIVITIES OF $68,000 AS COMPARED TO A CASH FLOW PROVIDED BY OPERATING ACTIVITIES OF $52,000 IN THE SAME PERIOD IN 2002. WE PLAN TO CONTINUE TO FOCUS ON LEASING OUR WELLS UNTIL OUR AGREEMENT WITH MOG IS FULFILLED OR TERMINATED. AT THAT TIME MOUNTAIN OIL WILL EITHER SELL ITS EQUIPMENT, REAL ESTATE, AND WELLS TO MOG OR RE-EVALUATE WHETHER OR NOT TO LEASE OR SELL ITS ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

AS A RESULT OF ONGOING PAYMENTS OF LONG-TERM DEBT WHICH MOG ASSUMED AT MARCH 1, 2003, WE USED CASH IN FINANCING ACTIVITIES OF $2,000 DURING THE SIX MONTHS ENDED JUNE 30, 2003. DURING THE SAME PERIOD IN 2002, WE USED $79,000 FROM FINANCING ACTIVITIES.

AT JUNE 30, 2003, WE HAD WORKING CAPITAL OF $59,000 AS COMPARED TO A WORKING CAPITAL DEFICIT OF $141,000 AT JUNE 30, 2002. THIS INCREASE IN OUR WORKING CAPITAL IS PRINCIPALLY DUE TO THE DISPOSAL OF NET LIABILITIES FROM DISCONTINUED OPERATIONS.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

     (A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     BASED ON THEIR EVALUATIONS AS JUNE 30, 2003, THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF THE COMPANY HAVE CONCLUDED THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-14(C) AND 15D-14(C) UNDER THE SECURITIES EXCHANGE ACT) ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN REPORTS THAT THE COMPANY FILES OR SUBMITS UNDER THE SECURITIES EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE RULES AND FORMS OF THE SEC.

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

  PART  II.  OTHER  INFORMATION

ITEM 1. MOUNTAIN OIL HELD ITS ANNUAL MEETING OF SHAREHOLDERS ON MAY 7, IN SALT LAKE CITY, UTAH. THE SHAREHOLDERS RE-ELECTED JOSEPH OLLIVIER, LYNN STRATFORD, AND HARRY PETERSON AS DIRECTORS.

ITEM  2.  EXHIBITS  AND  REPORTS  N  FORM  8-K:
THE  FOLLOWING  EXHIBITS  ARE  FILED  HEREWITH:

NUMBER      DESCRIPTION                                  LOCATION
------      CHANGES  IN  CONTROL  OF  REGISTRANT         8-K FILED 4/22/03
------      ACQUISITION  OR  DISPOSITION  OF  ASSETS     8-K FILED 4/22/03


SIGNATURES

     IN ACCORDANCE WITH THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             MOUNTAIN  OIL,  INC.

DATE:  AUGUST  13,  2003          BY:  /S/  JOSEPH  OLLIVIER
                                     -----------------------
                                     PRESIDENT

DATE:  AUGUST  13,  2003          BY:  /S/  LYNN  STRATFORD
                                     ----------------------
                                     CFO

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



DATE:  AUGUST  13,  2003          BY:  /S/  JOSEPH  OLLIVIER
                                     -----------------------
                                     PRESIDENT

DATE:  AUGUST  13,  2003          BY:  /S/  LYNN  STRATFORD
                                     ----------------------
                                     CFO