Form 10QSB
period 2003-09-30
MOUNTAIN OIL INC
filed 2003-11-14
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB

              [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                  FOR  THE  NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2003

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
EQUITY,  AS  OF  SEPTEMBER  30,  2003:  2,326,786   SHARES  OF  COMMON  STOCK.

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

     BALANCE  SHEET  AS  OF SEPTEMBER 30,  2003 (UNAUDITED)                    3

     STATEMENT  OF  OPERATIONS  FOR  THE  THREE  MONTHS
ENDED  SEPTEMBER  30,  2003  AND  2002;  AND  THE  NINE                        4
MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002  (UNAUDITED)

     STATEMENT  OF  CASH  FLOWS  FOR  THE  NINE  MONTHS                        5
ENDED  SEPTEMBER  30,  2003  AND  2002  (UNAUDITED)

     NOTES  TO  FINANCIAL  STATEMENTS                                          7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                         8
OF  FINANCIAL  CONDITION

ITEM  3.  CONTROLS  AND  PROCEDURES                                            9

PART  II.      OTHER  INFORMATION


SIGNATURES                                                                    10

CERTIFICATION  OF  FINANCIAL  STATEMENTS                                      11

     31.1 CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER UNDER
          SECTION 302 OF SARBANES-OXLEY  ACT  OF  2002

     31.2 CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER  UNDER  SECTION        12
          302  OF SARBANES-OXLEY  ACT  OF  2002

     32   CERTIFICATION UNDER SECTION 906 OF SARBANES-OXLEY ACT OF 2002       13

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



                               MOUNTAIN OIL, INC.
                                  Balance Sheet

                                                              September
                                                              30, 2003
                                                             (UNAUDITED)
                                                        --------------------
ASSETS
Current assets:

   Cash  . . . . . . . . . . . . . . . . . . . . . . .  $            65,000
      Receivables. . . . . . . . . . . . . . . . . . .                4,000
                                                        --------------------

        Total current assets . . . . . . . . . . . . .               69,000

Property and equipment, net. . . . . . . . . . . . . .              647,000
                                                        --------------------

        Total Assets                                    $           716,000
                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable . . . . . . . . . . . . . . . . . . .  $                -
                                                        --------------------

Commitments. . . . . . . . . . . . . . . . . . . . . .                   -

Stockholders' equity:
Preferred stock, no par value, authorized 10,000,000
  shares;  no shares issued or outstanding . . . . . .                   -
Common stock, no par value, 50,000,000 shares
  authorized; 2,320,286 shares  issued and outstanding            2,898,000
Accumulated deficit. . . . . . . . . . . . . . . . . .           (2,182,000)
                                                        --------------------

Total stockholders' equity . . . . . . . . . . . . . .              716,000
                                                        --------------------

Total liabilities and stockholders' equity              $           716,000
                                                        ====================





SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS




                               MOUNTAIN OIL, INC.
                            Statement of Operations


                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPT 30,                       SEPT 30,
                                                                     2003              2002             2003          2002
                                                                  (UNAUDITED)       (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
                                                                  -----------       -----------      -----------   -----------

Lease revenues. . . . . . . . . . . . . . . . . . . . . .            20,000                   -         44,000            -
                                                           --------------------  ------------------  ------------  -----------

Costs and expenses:
  General and administrative expenses . . . . . . . . . .             9,000               13,000        36,000        39,000
  Depreciation, depletion and amortization expense. . . .            26,000               47,000        72,000       121,000
                                                           --------------------  ------------------  ------------  -----------

    Total operating expenses. . . . . . . . . . . . . . .            35,000              60,000        108,000       160,000
                                                           --------------------  ------------------  ------------  -----------

    Loss from operations. . . . . . . . . . . . . . . . .           (15,000)            (60,000)       (64,000)     (160,000)
                                                           --------------------  ------------------  ------------  -----------

Other income (expense):
  Other income. . . . . . . . . . . . . . . . . . . . . .                -                1,000             -         14,000
                                                           --------------------  ------------------  ------------  -----------

    Loss before provision for income
    taxes and discontinued operations . . . . . . . . . .           (15,000)            (59,000)       (64,000)     (146,000)

Benefit from income taxes . . . . . . . . . . . . . . . .                -                   -              -             -
                                                           --------------------  ------------------  ------------  -----------

    Loss from continuing operations . . . . . . . . . . .           (15,000)            (59,000)       (64,000)     (146,000)

Discontinued operations:
  Gain from discontinued oil and gas production activities
  including gain on disposal of $219,000. . . . . . . . .                -               14,000        204,000        18,000
                                                           --------------------  ------------------  ------------  -----------

    Net income (loss) . . . . . . . . . . . . . . . . . .  $        (15,000)     $      (45,000)     $ 140,000   $  (128,000)
                                                           ====================  ==================  ============  ===========
Loss per common share from continuing operations -
   basic and diluted. . . . . . . . . . . . . . . . . . .  $          (0.01)     $        (0.02)     $     .03  $      (0.05)
                                                           ====================  ==================  ============  ===========

Income per common share from discontinued
   Operations - basic and diluted . . . . . . . . . . . .  $              -      $         0.01      $    0.08   $      0.01
                                                           ====================  ==================  ============  ===========

Income (loss) per common share - basic and diluted. . . .  $           (0.01)    $        (0.01)     $    0.06  $      (0.04)
                                                           ====================  ==================  ============  ===========

Weighted average number of common shares -
  basic and diluted . . . . . . . . . . . . . . . . . . .          2,320,000          3,123,000      2,497,000     3,118,000
                                                           ====================  ==================  ============  ===========


See accompanying notes to financial statements

                               MOUNTAIN  OIL,  INC.
                             STATEMENT  OF  CASH  FLOWS





                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             2003        2002
                                                         (UNAUDITED)  (UNAUDITED)
                                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . .  $        140,000   $ (128,000)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and depletion .. . . . . . . . .            75,000      148,000
   Allowance for doubtful accounts.  . . . . . .                -       (17,000)
                                                          (219,000)          -
   Gain on disposal of
   discontinued operations
   Decrease (increase) in:
   Accounts receivable . . . . . . . . . . . . .           (21,000)      (2,000)
   Prepaid expenses. . . . . . . . . . . . . . .                -            -
   Inventory . . . . . . . . . . . . . . . . . .             9,000       (5,000)
   Increase (decrease) in:
   Accounts payable .  . . . . . . . . . . . . .           (15,000)      36,000
   Accrued expenses. . . . . . . . . . . . . . .           (27,000)      63,000
                                                  ------------------  ----------

Net cash (used in) provided. . . . . . . . . . .           (58,000)      95,000
by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES-
Proceeds from disposal of equipment. . . . . . .            34,000           -
Net cash paid in disposal of assets. . . . . . .            (8,000)          -
Purchase of property and equipment . . . . . . .            (7,000)    (123,000)
                                                  ------------------  ----------

Net cash provided by . . . . . . . . . . . . . .            19,000     (123,000)
(used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in Cash overdraft . . . . . . . . . . .                -       (66,000)
Proceeds from issuance of common stock . . .                    -        15,000

Payment on convertible notes . . . . . . . . . .                -       (23,000)
Payments on long-term debt . . . . . . . . . .              (2,000)      (7,000)
                                                  ------------------  ----------

Net cash used in . . . . . . . . . . . . . . . .            (2,000)     (81,000)
financing activities

Net change in cash and . . . . . . . . . . . . .           (41,000)    (109,000)
cash equivalents

Cash and cash equivalents. . . . . . . . . . . .  $        106,000    $ 173,000
at beginning of period

Cash and cash equivalents at end of period . . .  $         65,000    $  64,000
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
                                                       ---------

GAIN  ON  DISPOSITION  OF  DISCONTINUED  OPERATIONS.  $ 219,000
                                                      ==========



DURING  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002  THE  COMPANY
PAID
APPROXIMATELY  $-  AND  $9,000  IN  INTEREST,  RESPECTIVELY,  AND PAID NO INCOME
TAXES.

                               MOUNTAIN  OIL,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS

                           PERIODS  ENDED  SEPTEMBER  30,  2003

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION: THE COMPANY IS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH AND HAS SUBSTANTIALLY DISCONTINUED ITS GAS AND OIL PRODUCING ACTIVITIES AND IS CURRENTLY OPERATING AS A LESSOR OF ITS GAS AND OIL PROPERTIES AND RELATED PROPERTY AND EQUIPMENT

UNAUDITED FINANCIAL INFORMATION: THE UNAUDITED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND INCLUDE ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ITEMS), WHICH ARE, IN THE OPINION OF THE MANAGEMENT, NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AS OF SEPTEMBER 30, 2003 AND THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002. THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR.

IMPAIRMENT OF LONG-LIVED ASSETS: THE COMPANY REVIEWS ITS LONG-LIVED ASSETS FOR IMPAIRMENT WHEN EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE BOOK VALUE OF AN ASSET MAY NOT BE RECOVERABLE. THE COMPANY EVALUATES, AT EACH BALANCE SHEET DATE, WHETHER EVENTS AND CIRCUMSTANCES HAVE OCCURRED WHICH INDICATE POSSIBLE IMPAIRMENT. THE COMPANY USES AN ESTIMATE OF FUTURE UNDISCOUNTED NET CASH FLOWS OF THE RELATED ASSET OR GROUP OF ASSETS OVER THE ESTIMATED REMAINING LIFE IN MEASURING WHETHER THE ASSETS ARE RECOVERABLE


EARNINGS PER SHARE: THE COMPUTATION OF BASIC EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD.

THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS
OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. OPTIONS TO PURCHASE 100,000 SHARES OF COMMON STOCK AT PRICES RANGING FROM $1.00 TO $2.25 PER SHARE WERE OUTSTANDING AT SEPTEMBER 30, 2003 AND 2002.

STOCK-BASED COMPENSATION: THE COMPANY HAS ADOPTED THE DISCLOSURE-ONLY PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED IN THE FINANCIAL STATEMENTS FOR EMPLOYEES, EXCEPT WHEN THE EXERCISE PRICE IS BELOW THE MARKET PRICE OF THE STOCK ON THE DATE OF GRANT. THE COMPANY DID NOT
GRANT ANY STOCK BASED COMPENSATION DURING THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002.


NOTE  2  -  GOING  CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF SEPTEMBER 30, 2003, THE COMPANY HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND HAS INCURRED SUBSTANTIAL OPERATING LOSSES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES. MANAGEMENT HAS RESTRUCTURED THE COMPANY'S OPERATIONS, BY SELLING OFF CERTAIN ASSETS AND LEASING OTHERS. MOUNTAIN OIL WILL FOCUS ON LEASING ITS EQUIPMENT, REAL ESTATE, AND WELLS WITH THE INTENTION OF REDUCING OPERATING COSTS AND
OVERHEAD. IF THE COMPANY IS UNABLE TO OBTAIN PROFITABLE OPERATIONS IT WILL REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO SECURE DEBT OR EQUITY FINANCING SHOULD THE NEED ARISE.

NOTE  3  -  DISCONTINUED  OPERATIONS

THE COMPANY ENTERED INTO AN AGREEMENT IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED SUBSTANTIALLY ALL OF ITS LIABILITIES. IN ADDITION, THE COMPANY LEASED THE REMAINING OF ITS OIL AND GAS RELATED ASSETS AND OTHER PROPERTY TO A COMPANY CONTROLLED BY FORMER OFFICERS/SHAREHOLDERS WITH AN OPTION TO PURCHASE THOSE ASSETS IN APRIL 2004. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES. THEREFORE ALL OPERATIONS RELATING TO OIL
AND GAS PRODUCING ACTIVITIES FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 HAVE BEEN PRESENTED AS DISCONTINUED OPERATIONS IN THE STATEMENT OF OPERATIONS. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS
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
                                                       --------

GAIN  ON  DISPOSITION  OF  DISCONTINUED  OPERATIONS.  $ 219,000
                                                      =========




RECENT  ACCOUNTING  PRONOUNCEMENTS
IN JUNE 2001, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". THIS STATEMENT ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF TANGIBLE LONG-LIVED ASSETS AND THE ASSOCIATED ASSET RETIREMENT COSTS. THIS STATEMENT IS EFFECTIVE FOR FINANCIAL STATEMENTS ISSUED FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2002. THIS STATEMENT ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR THE DISPOSAL OF LONG-LIVED ASSETS. MANAGEMENT IS ASSESSING IF THE IMPACT OF SFAS 143 WILL HAVE A
SIGNIFICANT IMPACT ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY.

IN APRIL 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." THIS STATEMENT REQUIRES THE CLASSIFICATION OF GAINS OR LOSSES FROM THE EXTINGUISHMENT OF DEBT TO MEET THE CRITERIA OF ACCOUNTING PRINCIPLES BOARD OPINION NO. 30 BEFORE THEY CAN BE CLASSIFIED AS EXTRAORDINARY IN THE INCOME STATEMENT. AS A RESULT, COMPANIES THAT USE DEBT EXTINGUISHMENT AS PART OF THEIR RISK MANAGEMENT CANNOT CLASSIFY THE GAIN OR LOSS FROM THAT EXTINGUISHMENT AS EXTRAORDINARY. THE STATEMENT ALSO REQUIRES SALE-LEASEBACK ACCOUNTING FOR CERTAIN LEASE MODIFICATIONS THAT HAVE ECONOMIC EFFECTS SIMILAR TO SALE-LEASEBACK TRANSACTIONS. THE ADOPTION OF SFAS NO. 145 DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR OPERATIONS.

IN JUNE 2002, THE FASB ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." THIS STANDARD, WHICH IS EFFECTIVE FOR EXIT OR DISPOSAL ACTIVITIES INITIATED AFTER DECEMBER 31, 2002, PROVIDES NEW GUIDANCE ON THE RECOGNITION, MEASUREMENT AND REPORTING OF COSTS ASSOCIATED WITH THESE ACTIVITIES. THE STANDARD REQUIRES COMPANIES TO RECOGNIZE COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES WHEN THEY ARE INCURRED RATHER THAN AT THE DATE THE COMPANY COMMITS TO AN EXIT OR DISPOSAL PLAN. THE ADOPTION OF SFAS NO. 146 BY THE COMPANY IS NOT EXPECTED TO HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR FUTURE OPERATIONS.


IN JANUARY 2003, THE FASB ISSUED INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ETHICS" (FIN NO. 46), WHICH ADDRESSES CONSOLIDATION BY BUSINESS ENTERPRISES OF VARIABLE INTEREST ENTITIES. FIN NO. 46 CLARIFIES THE APPLICATION OF ACCOUNTING RESEARCH BULLETIN NO. 51, "CONSOLIDATED FINANCIAL STATEMENTS", TO CERTAIN ENTITIES IN WHICH EQUITY INVESTORS DO NOT HAVE THE CHARACTERISTICS OF A CONTROLLING FINANCIAL INTEREST OR DO NOT HAVE SUFFICIENT EQUITY AT RISK FOR THE ENTITY TO FINANCE ITS ACTIVITIES WITHOUT ADDITIONAL SUBORDINATED FINANCIAL SUPPORT FROM OTHER PARTIES. FIN NO. 46 APPLIES IMMEDIATELY TO VARIABLE INTEREST ENTITIES CREATED AFTER JANUARY 31, 2003, AND TO VARIABLE INTEREST ENTITIES IN WHICH AN ENTERPRISE OBTAINS AN INTEREST AFTER THAT DATE. IT APPLIES IN THE FIRST FISCAL YEAR OR INTERIM PERIOD BEGINNING AFTER JUNE 15, 2003, TO VARIABLE INTEREST ENTITIES IN WHICH AN ENTERPRISE HOLDS A VARIABLE INTEREST THAT IT ACQUIRED BEFORE FEBRUARY 1, 2003. IN THE EVENT A VARIABLE INTEREST ENTITY IS IDENTIFIED THIS PRONOUNCEMENT MAY HAVE A MATERIAL IMPACT ON ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

IN NOVEMBER 2002, THE FASB ISSUED INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN NO. 45). FIN NO. 45 REQUIRES CERTAIN GUARANTEES TO BE RECORDED AT FAIR VALUE, WHICH IS DIFFERENT FROM CURRENT PRACTICE TO RECORD A LIABILITY ONLY WHEN A LOSS IS PROBABLE AND REASONABLY ESTIMABLE, AS THOSE TERMS ARE DEFINED IN FASB STATEMENT NO. 5, "ACCOUNTING FOR CONTINGENCIES". FIN NO. 45 ALSO REQUIRES THE COMPANY TO MAKE SIGNIFICANT NEW DISCLOSURES ABOUT GUARANTEES. THE DISCLOSURE REQUIREMENTS OF FIN NO. 45 ARE EFFECTIVE FOR THE COMPANY IN THE FIRST QUARTER OF FISCAL YEAR 2003. FIN NO. 45'S INITIAL RECOGNITION AND INITIAL MEASUREMENT PROVISIONS ARE APPLICABLE ON A PROSPECTIVE BASIS TO GUARANTEES ISSUED OR MODIFIED AFTER DECEMBER 31, 2002. THE COMPANY'S PREVIOUS ACCOUNTING FOR GUARANTEES ISSUED PRIOR TO THE DATE OF THE INITIAL APPLICATION OF FIN NO. 45 WILL NOT BE REVISED OR RESTATED TO REFLECT THE PROVISIONS OF FIN NO. 45. THE COMPANY DOES NOT EXPECT THE ADOPTION OF FIN NO. 45 TO HAVE A MATERIAL IMPACT ON ITS CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

IN APRIL 2003, THE FASB ISSUED SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS NO. 149 AMENDS AND CLARIFIES FINANCIAL ACCOUNTING AND REPORTING FOR DERIVATIVE INSTRUMENTS,
INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS (COLLECTIVELY REFERRED TO AS DERIVATIVES) AND FOR HEDGING ACTIVITIES UNDER SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". THIS STATEMENT IS EFFECTIVE FOR CONTRACTS ENTERED INTO OR MODIFIED AFTER JUNE 30, 2003, WITH CERTAIN EXCEPTIONS, AND FOR HEDGING RELATIONSHIPS DESIGNATED AFTER JUNE 30, 2003, WITH CERTAIN EXCEPTIONS, AND FOR HEDGING RELATIONSHIPS DESIGNATED AFTER JUNE 30, 2003. MANAGEMENT IS CURRENTLY EVALUATING THE EFFECT THAT THE ADOPTION OF SFAS NO. 149 MAY HAVE, BUT BELIEVES IT WILL NOT HAVE A MATERIAL EFFECT ON ITS RESULTS OF OPERATIONS AND FINANCIAL POSITION.

IN MAY 2003, THE FASB ISSUED SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." THIS NEW STATEMENT CHANGES THE ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS THAT, UNDER PREVIOUS GUIDANCE, ISSUERS COULD ACCOUNT FOR AS EQUITY OR CLASSIFICATIONS BETWEEN LIABILITIES AND EQUITY IN A SECTION THAT HAS BEEN KNOWN AS "MEZZANINE CAPITAL." IT REQUIRES THAT THOSE CERTAIN INSTRUMENTS BE CLASSIFIED AS LIABILITIES IN BALANCE SHEETS. MOST OF THE GUIDANCE IN SFAS 150 IS EFFECTIVE FOR ALL FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003. MANAGEMENT ANTICIPATES THAT THE ADOPTION OF SFAS NO. 150 MAY HAVE A MATERIAL IMPACT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS IF IN THE FUTURE THE COMPANY ISSUES MANDATORILY REDEEMABLE PREFERRED STOCK OR COMMON.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

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

LEASE REVENUE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 WAS $44,000 AND $0 FOR THE
NINE  MONTHS  ENDED  SEPTEMBER  30,  2002.  RESULTS  OF  OPERATIONS  FROM  OIL
AND  GAS
PRODUCING ACTIVITIES HAVE BEEN INCLUDED IN DISCONTINUED OPERATIONS FOR THE PERIODS ENDING SEPTEMBER 30, 2003 AND 2002. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003,
WE REALIZED A LOSS FROM DISCONTINUED OPERATIONS OF $15,000 NETTED WITH A CORRESPONDING GAIN ON THE DISPOSAL OF DISCONTINUED OPERATIONS OF $219,000 AS COMPARED TO INCOME FROM DISCONTINUED OPERATIONS OF $18,000 FOR THE NINE MONTHS
ENDED SEPTEMBER 2002. DURING 2003, IN ORDER TO IMPROVE OUR CASH FLOW, WE DETERMINED
TO FOCUS OUR OPERATING EFFORTS ON LEASING THE WELLS TO ANOTHER OIL AND GAS COMPANY. SUCH EFFORTS HAVE IMPROVED OUR CASH FLOW AND REDUCED OUR NET LOSS BUT HAVE RESULTED IN A SIGNIFICANT DECREASE IN REVENUE.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS, WHICH CONSISTED PRIMARILY OF PROFESSIONAL FEES, DECREASED 8% TO $36,000 FROM $39,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, RESPECTIVELY. THIS DECREASE IS ATTRIBUTABLE PRIMARILY TO OUR AGREEMENT WITH MOG AND DISCONTINUED OPERATIONS. DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES RELATED TO CONTINUING OPERATIONS DECREASED 41% TO $72,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2003, FROM $121,000 FOR THE SAME PERIOD IN 2002. THE SIGNIFICANT DECREASE IN DEPRECIATION, DEPLETION AND AMORTIZATION WAS A DIRECT RESULT OF THE DECREASE IN PRODUCTION AS DISCUSSED ABOVE AND THE NEW LEASE AGREEMENT ENTERED INTO ON MARCH 1, 2003. THESE DECREASES ARE ATTRIBUTABLE TO THE COMPANY'S GENERAL DECLINE IN OPERATIONS AND THE SALE AND LEASING OF ASSETS. MOUNTAIN OIL'S CHANGE IN OPERATIONS AND RESULTS OF DISCONTINUING ITS GAS AND OIL ACTIVITIES RESULTED IN A $268,000 INCREASE IN THE NET INCOME (PRIMARILY ATTRIBUTABLE TO THE GAIN ON THE DISPOSITION OF NET ASSETS OF DISCONTINUED OPERATION) COMPARED TO SEPTEMBER 30, 2002.


AS PREVIOUSLY MENTIONED, IN MARCH 2003, THE COMPANY DISPOSED OF CERTAIN ASSETS AND ASSIGNED CERTAIN LIABILITIES OF MOUNTAIN OIL, INC. MOG, WHICH IS CONTROLLED BY FORMER SHAREHOLDERS OF MOUNTAIN OIL, INC. WERE SOLD THESE ASSETS AND ASSIGNED CERTAIN LIABILITIES. MOUNTAIN OIL REALIZED A GAIN FROM DISCONTINUED OPERATIONS, WHICH RESULTED PRIMARILY FROM THE NET LIABILITIES DISPOSED OF TO MOG. THIS GAIN FROM DISCONTINUED OPERATIONS OF $204,000 COMBINED WITH A LOSS FROM CONTINUING OPERATIONS OF $64,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 RESULTED IN NET INCOME OF $140,000 AS COMPARED TO A LOSS OF $128,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

AS NOTED ABOVE, DURING 2003 WE HAVE DISCONTINUED OIL AND GAS OPERATIONS IN ORDER TO SUSTAIN THE COMPANY THROUGH CASH FLOW GENERATED FROM LEASING ITS FOUR WELLS, REAL ESTATE, AND ROLLING EQUIPMENT. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003 WE USED CASH FLOW FROM OPERATING ACTIVITIES OF $58,000 AS COMPARED TO A
CASH FLOW PROVIDED BY OPERATING ACTIVITIES OF $95,000 IN THE SAME PERIOD IN 2002. WE PLAN TO CONTINUE TO FOCUS ON LEASING OUR WELLS UNTIL OUR AGREEMENT WITH MOG IS FULFILLED OR TERMINATED. AT THAT TIME MOUNTAIN OIL WILL EITHER SELL ITS EQUIPMENT, REAL ESTATE, AND WELLS TO MOG OR RE-EVALUATE WHETHER OR NOT TO LEASE OR SELL ITS ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

AS A RESULT OF ONGOING PAYMENTS OF LONG-TERM DEBT WHICH MOG ASSUMED AT MARCH 1, 2003, WE USED CASH IN FINANCING ACTIVITIES OF $2,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003. DURING THE SAME PERIOD IN 2002, WE USED $81,000 FROM FINANCING ACTIVITIES.

AT SEPTEMBER 30, 2003, WE HAD WORKING CAPITAL OF $69,000 AS COMPARED TO A WORKING CAPITAL DEFICIT OF $180,000 AT SEPTEMBER 30, 2002. THIS INCREASE IN OUR WORKING CAPITAL IS PRINCIPALLY DUE TO THE DISPOSAL OF NET LIABILITIES FROM DISCONTINUED OPERATIONS.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     (A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     BASED ON THEIR EVALUATIONS AS SEPTEMBER 30, 2003, THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF THE COMPANY HAVE CONCLUDED THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-14(C) AND 15D-14(C) UNDER THE SECURITIES EXCHANGE ACT) ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN REPORTS THAT THE COMPANY FILES OR SUBMITS UNDER THE SECURITIES EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE RULES AND FORMS OF THE SEC.

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

ITEM  2.  EXHIBITS  AND  REPORTS  N  FORM  8-K:
THE  FOLLOWING  EXHIBITS  ARE  FILED  HEREWITH:

NUMBER      DESCRIPTION                                  LOCATION
------      CHANGES  IN  CONTROL  OF  REGISTRANT         8-K  FILED  4/22/03
------      ACQUISITION  OR  DISPOSITION  OF  ASSETS     8-K  FILED  4/22/03


SIGNATURES

     IN ACCORDANCE WITH THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                              MOUNTAIN OIL, INC.

DATE:  OCTOBER  25,  2003                             BY:  /S/  JOSEPH  OLLIVIER
                                                         -----------------------
                                                                       PRESIDENT

DATE:  OCTOBER  25,  2003                              BY:  /S/  LYNN  STRATFORD
                                                          ----------------------
                                                                             CFO