Form 10KSB
period 2003-12-31
MOUNTAIN OIL INC
filed 2004-03-30
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 333-37842

                               MOUNTAIN OIL, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            UTAH                                          87-0639343
             (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                    3191 NORTH CANYON ROAD PROVO, UTAH 84604
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER:  (801) 373-3990

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
      REGISTRANT'S KNOWLEDGE, IN DEFINITIVE   PROXY OR INFORMATION STATEMENTS
   INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO
                             THIS FORM 10-KSB. [ X ]

       THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $64,000

  THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES:  $760,441

    AS OF DECEMBER 31, 2003, THE REGISTRANT HAD OUTSTANDING 2,326,474 SHARES OF
                           COMMON STOCK, NO PAR VALUE.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

TABLE  OF  CONTENTS

ITEM  NUMBER  AND  CAPTION     PAGE



PART I
1.    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .    3

2.    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .    6

3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .    8

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .    8

PART II

5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . .    8

6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .    8

7.    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   10

8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS. . . . . . . . .   10
      ON ACCOUNTING AND FINANCIAL DISCLOSURE

8A.  CONTROLS AND PROCEDURES

PART III

9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .   11

10.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   12

11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   13

12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   14

13.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   15

14.   PRINCIPAL ACCOUNTANT FEES AND EXPENSES . . . . . . . . . . . .  ___

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

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

     ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     MOUNTAIN OIL, INC., A UTAH CORPORATION WAS FORMED ON JULY 30, 1999, AS AN INDEPENDENT OIL AND GAS EXPLORATION AND DEVELOPMENT COMPANY THAT HELD 11,989 ACRES OF LEASED MINERAL RIGHTS LOCATED WITHIN A THIRTY-MILE RADIUS OF DUCHESNE, UTAH. IN FEBRUARY 2001, WE CLOSED OUR REGISTERED PUBLIC OFFERING AFTER SELLING 715,068 SHARES RESULTING IN GROSS PROCEEDS OF $1,609,000. NET PROCEEDS OF THE OFFERING WERE APPROXIMATELY $1,524,053. WE USED APPROXIMATELY $374,722 OF THE NET PROCEEDS TO PURCHASE OIL WELL EQUIPMENT, $547,071 TO REWORK WELLS, AND $252,233 TO PURCHASE SERVICE EQUIPMENT.

     ON MARCH 1, 2003, MOUNTAIN OIL EXECUTED AN AGREEMENT THAT EFFECTIVELY REDUCED THE OUTSTANDING SHARES OF MOUNTAIN OIL, SOLD CERTAIN ASSETS, ELIMINATED ITS DEBT, AND LEASED CERTAIN PROPERTY AND EQUIPMENT TO MOUNTAIN OIL AND GAS
(MOG), OF WHICH CRAIG PHILLIPS AND DANIEL SAM, FORMER OFFICERS AND DIRECTORS, ARE THE OFFICERS AND DIRECTORS. CRAIG PHILLIPS AND DANIEL SAM RESIGNED AND
OFFICER  AND  DIRECTORS  OF  MOUNTAIN  OIL  IMMEDIATELY  BEFORE  EFFECTING  THE
TRANSACTION. JOSEPH OLLIVIER BECAME PRESIDENT OF MOUNTAIN OIL AND LYNN STRATFORD WAS ADDED TO THE BOARD OF DIRECTORS AND ALSO BECAME THE SECRETARY, TREASURER, AND CHIEF FINANCIAL OFFICER.

     UNDER THE AGREEMENT CRAIG PHILLIPS AND DANIEL SAM SURRENDERED TO MOUNTAIN OIL FOR CANCELLATION 802,775 COMMON SHARES AND ASSUMED SUBSTANTIALLY ALL OF THE LIABILITIES OF MOUNTAIN OIL IN EXCHANGE FOR CERTAIN ASSETS AND THE RIGHT TO LEASE THE BULK OF THE REMAINING PROPERTY AND ASSETS FOR ONE YEAR AT A LEASE PAYMENT OF $6,500 PER MONTH. THE PROPERTY MOUNTAIN OIL RETAINED AND LEASED TO MOG INCLUDES THE FOUR MOST PRODUCTIVE WELLS, OFFICE BUILDING AND SURROUNDING ACREAGE IN BALLARD, UTAH, AND VARIOUS ITEMS OF ROLLING EQUIPMENT. MOG HAS THE RIGHT TO PURCHASE THE BALANCE OF MOUNTAIN OIL'S PROPERTY AND EQUIPMENT FOR $650,000 ANY TIME DURING THE ONE-YEAR TERM OF THE LEASE THAT EXPIRES APRIL 24, 2004. AS OF DECEMBER 31, 2003 MOG IS CURRENT ON THEIR LEASE PAYMENTS. IN CONNECTION WITH THE TRANSACTION, MOUNTAIN OIL FORMED OAKRIDGE RESOURCES, INC., AND TRANSFERRED TO THAT SUBSIDIARY THE REMAINING OIL AND GAS PROPERTIES AND EQUIPMENT LEASED TO MOG SO THAT MOUNTAIN OIL COULD MAINTAIN SEPARATION BETWEEN THE OIL AND GAS PROPERTIES AND EQUIPMENT AND ANY OTHER BUSINESS MOUNTAIN OIL MAY CHOOSE TO PURSUE.AS A RESULT OF THE TRANSACTION MOUNTAIN OIL RECOGNIZED A
GAIN FROM DISCONTINUED OPERATIONS OF $191,000 WITH AN ADDITIONAL DEFERRED GAIN OF $28,000, WHICH WILL BE RECOGNIZED AS CERTAIN ASSIGNED DEBT IS PAID BY MOG.

     OUR PLAN FOR THE COMING YEAR IS TO CONTINUE TO LEASE OUR REMAINING WELLS UNTIL APRIL 24, 2004, WHEN MOG'S OPTION TO PURCHASE THE REMAINING ASSETS AND
WELLS EXPIRES. IF MOG DOES NOT PURCHASE THE REMAINING ASSETS, OUR PLAN IS TO RE-EVALUATE WHETHER TO LEASE OR SELL THE ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

     IN OCTOBER 2003, MOUNTAIN OIL SIGNED A LETTER OF INTENT CONTEMPLATING THE ACQUISITION OF DENTAL COOPERATIVE, INC. ON JANUARY 22, 2004 MOUNTAIN OIL SIGNED A DEFINITIVE AGREEMENT FOR THE ACQUISITION OF DENTAL COOPERATIVE. THE DEFINITIVE AGREEMENT PROVIDES FOR THE ISSUANCE OF 18,823,288 SHARES OF MOUNTAIN OIL COMMON STOCK IN EXCHANGE FOR ALL THE ISSUED AND OUTSTANDING CAPITAL STOCK OF DENTAL COOPERATIVE. FOLLOWING THE ACQUISITION, DENTAL COOPERATIVE WILL BE A WHOLLY OWNED SUBSIDIARY OF MOUNTAIN OIL. SUBSTANTIALLY ALL OF THE ASSETS OF MOUNTAIN OIL, WHICH INCLUDE CASH AND LEASED OIL AND GAS PROPERTY AND EQUIPMENT, ARE HELD BY OAKRIDGE RESOURCES. AS A NEGOTIATED ELEMENT OF THE TRANSACTION WITH DENTAL COOPERATIVE AND FOR THE PURPOSE OF ELIMINATING OPERATIONS UNRELATED TO THE ONGOING BUSINESS OF DENTAL COOPERATIVE, MOUNTAIN OIL AGREED TO SPIN-OFF OAKRIDGE RESOURCES TO IT SHAREHOLDERS BY DISTRIBUTING ALL OF THE COMMON STOCK OF OAKRIDGE TO THOSE PERSONS WHO ARE CURRENT STOCKHOLDERS OF MOUNTAIN OIL. IN CONNECTION WITH THE ACQUISITION, MOUNTAIN OIL WILL SUBMIT TO ITS STOCKHOLDERS A PROPOSAL TO CHANGE ITS NAME TO DENTAL PATIENT CARE AMERICA, INC., AND PROPOSE FOR ELECTION TWO NEW DIRECTORS DESIGNATED BY DENTAL COOPERATIVE TO REPLACE JOSEPH OLLIVIER AND LYNN STRATFORD. HARRY L. "PETE" PETERSON WILL CONTINUE TO SERVE AS A DIRECTOR FOLLOWING THE ACQUISITION.

     DENTAL COOPERATIVE WAS ORGANIZED IN 1998 FOR THE PURPOSE OF ORGANIZING DENTISTS INTO A COOPERATIVE MODEL OF CONTRACTUALLY NETWORKED PRACTICES, ALLOWING MEMBER DENTISTS TO ACCESS A VARIETY OF BENEFITS FROM THE COOPERATIVE STRUCTURE, SUCH AS SUPPLIES PURCHASING PROGRAMS, INSURANCE AND EMPLOYEE BENEFITS PROGRAMS, AND OPPORTUNITIES FOR PROFIT SHARING THROUGH THE COOPERATIVE MODEL. THE KEY TO THE DENTAL COOPERATIVE MODEL WAS THE ABILITY OF THE DENTIST TO CONTINUE TO OWN AND MANAGE A PRACTICE WHILE STILL BENEFITING FROM A GROUP BUSINESS MODEL. MORE RECENTLY, DENTAL COOPERATIVE HAS USED ITS NETWORK OF MEMBER DENTISTS TO ORGANIZE A DENTAL CARE PLAN OFFERING TO EMPLOYERS UNDER THE TRADE NAMES "INTERMOUNTAIN DENTAL PLAN" AND "DENTISTDIRECT".

     CONSUMMATION OF THE TRANSACTION, AS WELL AS THE SPIN-OFF OF OAKRIDGE RESOURCES, IS SUBJECT TO APPROVAL BY THE STOCKHOLDERS OF BOTH MOUNTAIN OIL AND DENTAL COOPERATIVE, COMPLIANCE WITH STATUTORY REQUIREMENTS, AND THE SATISFACTION OF OTHER CONDITIONS STATED IN THE DEFINITIVE AGREEMENT.

OPERATIONS

     OUR OIL AND GAS PROPERTIES ARE LOCATED NEAR DUCHESNE, UTAH, AND CONSIST OF FOUR PRODUCING WELLS. WE ALSO OWN AN OFFICE BUILDING AND ADJACENT PROPERTY ON HIGHWAY 40 IN BALLARD, UTAH. THE WELLS ARE COMPLETED IN OIL AND GAS FORMATIONS BETWEEN 4,000 AND 17,000 FEET DEEP.

     THE LEASED WELLS PRODUCE TWO GRADES OF OIL, BLACK WAX CRUDE OIL AND YELLOW WAX CRUDE OIL, AND WE ALSO PRODUCE NATURAL GAS. BLACK WAX CRUDE OIL HAS A THINNER CONSISTENCY AND IS LOWER IN WAX CONTENT THAN YELLOW WAX CRUDE. WAX EXTRACTED FROM OIL IS USED IN COSMETICS, INK, AND OTHER PRODUCTS, AND IT IS THE HIGHER WAX CONTENT OF YELLOW WAX CRUDE THAT ACCOUNTS FOR ITS HIGHER PRICE. THE PRODUCTION MIX OF EACH TYPE OF OIL OR GAS VARIES ACCORDING TO EACH WELL.

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

     MOUNTAIN OIL'S CURRENT OPERATIONS CONSIST OF LEASING OUR PROPERTY, EQUIPMENT AND WELLS TO MOG. LEASE REVENUES ARE $6,500 PER MONTH. WE HAVE NO EMPLOYEES AT THIS TIME AND NO COMPENSATION IS PAID TO OFFICERS AND DIRECTORS OF MOUNTAIN OIL OR OAKRIDGE RESOURCES.

     ALTHOUGH OUR OIL AND GAS WELLS ARE LEASED TO MOG, WE ARE SUBJECT TO ALL OF THE RISKS INCIDENT TO EXPLORATION FOR AND PRODUCTION OF OIL AND GAS, INCLUDING BLOW-OUT OF THE WELL DUE TO EXCESSIVE PRESSURE, CRATERING OF THE WELL DUE TO GROUND SUBSIDANCE, POLLUTION, AND FIRES, EACH OF WHICH COULD RESULT IN DAMAGE TO OR DESTRUCTION OF OIL AND GAS WELLS OR PRODUCTION FACILITIES OR INJURY TO PERSONS AND PROPERTY. MOG WHO LEASES OUR WELLS AND EQUIPMENT CURRENTLY HAS A $1,000,000 INSURANCE POLICY FOR PUBLIC LIABILITY AND $5,000,000 FOR CLAIMS OR LOSSES. IF THIS INSURANCE DOES NOT FULLY COVER CERTAIN OF THESE RISKS, THE IMPACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION.

     MOG  HOLDS  AN  OPTION  TO  PURCHASE  ALL OF OUR OIL AND GAS PROPERTIES AND
EQUIPMENT THAT EXPIRES APRIL 24, 2004. WE ARE UNABLE TO PREDICT AT THIS TIME WHETHER MOG IS INTERESTED OR ABLE TO EXERCISE THE OPTION. SHOULD MOG NOT EXERCISE THE OPTION, WE WILL BE IN THE POSITION OF HAVING TO (1) EXTENDING THE LEASE OR REACHING SOME OTHER ARRANGEMENT WITH MOG, (2) SEEKING A NEW PARTY TO
LEASE OR PURCHASE THE ASSETS, (3) SEEKING A JOINT VENTURE OR OTHER ARRANGEMENT WITH ANOTHER OIL AND GAS COMPANY TO OPERATE AND DEVELOP THE PROPERTIES, OR (4) SEEKING AN ARRANGEMENT WITH A THIRD PARTY OPERATOR TO OPERATE OUR PROPERTIES FOR OUR OWN ACCOUNT. IF WE ARE UNABLE TO ESTABLISH ANY OF THESE ARRANGEMENTS, WE COULD BE FORCED TO SHUT DOWN OUR PRODUCING WELLS BECAUSE WE LACK THE CAPITAL TO CONTINUE OPERATING AND DEVELOPING THE PROPERTIES.

     FINDING A COMPANY TO LEASE, PURCHASE, OR OPERATE THE ASSETS IN THE OAKRIDGE RESOURCES SUBSIDIARY IN THE FUTURE IS SUBJECT TO MANY RISKS, INCLUDING THE RISK THAT NO COMPANY WILL BE INTERESTED IN THE ASSETS OR WELLS. THERE CAN BE NO ASSURANCE THAT A COMPANY WILL BE FOUND THAT WILL LEASE OR PURCHASE OUR ASSETS. IN ADDITION, THE PRICE OF THE POTENTIAL LEASE OR PURCHASE IS NOT CERTAIN. OUR ABILITY TO FIND A PURCHASER OR LEASING OR OPERATING ENTITY DEPENDS ON A VARIETY OF FACTORS OUTSIDE OF OUR CONTROL, INCLUDING THE AVAILABILITY OF A READY MARKET FOR OIL AND GAS, THE DEMAND FOR AND SUPPLY OF OIL AND GAS, THE PROXIMITY OF OUR RESERVES TO PIPELINES, THE CAPACITY OF SUCH PIPELINES, FLUCTUATIONS IN PRODUCTION AND SEASONAL DEMAND, AND THE EFFECTS OF INCLEMENT WEATHER AND GOVERNMENTAL REGULATION. BEING UNSUCCESSFUL IN LEASING OR SELLING OUR ASSETS MAY HAVE A MATERIAL ADVERSE EFFECT ON MOUNTAIN OIL AND ITS RESULTS OF OPERATIONS.

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

     WE BELIEVE THE OPERATIONS OF MOG (WHO LEASES OUR EQUIPMENT AND OTHER ASSETS) COMPLY WITH ALL APPLICABLE LEGISLATION AND REGULATIONS IN ALL MATERIAL RESPECTS AND THAT THE EXISTENCE OF SUCH REGULATIONS HAS HAD NO MORE RESTRICTIVE AFFECT ON OUR METHOD OF OPERATIONS THAN OTHER SIMILAR COMPANIES IN THE INDUSTRY. ALTHOUGH WE DO NOT BELIEVE OUR BUSINESS OPERATIONS PRESENTLY IMPAIR ENVIRONMENTAL QUALITY, COMPLIANCE WITH FEDERAL, STATE AND LOCAL REGULATIONS THAT HAVE BEEN ENACTED OR ADOPTED REGULATING THE DISCHARGE OF MATERIALS INTO THE ENVIRONMENT COULD HAVE AN ADVERSE EFFECT UPON OUR CAPITAL EXPENDITURES, EARNINGS AND COMPETITIVE POSITION.

     IN THE AREAS WHICH WE (OR THE LEASING ENTITY, CURRENTLY MOG) CONDUCT OPERATIONS, THERE ARE STATUTORY PROVISIONS REGULATING THE PRODUCTION OF OIL AND NATURAL GAS. THESE RULES MAY RESTRICT THE OIL AND GAS PRODUCTION RATE TO BELOW THE RATE OUR WELLS CAN PRODUCE. WE ARE ALSO SUBJECT TO NUMEROUS LAWS AND REGULATIONS GOVERNING THE DISCHARGE OF MATERIALS INTO THE ENVIRONMENT OR OTHERWISE RELATING TO ENVIRONMENTAL PROTECTION. WE MAY BE REQUIRED TO OBTAIN PERMITS BEFORE DRILLING AND OPERATING OUR WELLS. ALSO, WE MAY BE SUBJECT TO LIABILITY FOR POLLUTION THAT RESULTS FROM OUR OPERATIONS. IT IS IMPOSSIBLE TO PREDICT IF AND TO WHAT EXTENT THESE REGULATIONS MAY IMPACT MOUNTAIN OIL.

     STATE REGULATORY AUTHORITIES HAVE ESTABLISHED RULES AND REGULATIONS REQUIRING PERMITS FOR DRILLING OPERATIONS, DRILLING BONDS AND/OR REPORTS CONCERNING OPERATIONS. THE STATE REGULATORY AUTHORITIES MAY ALSO HAVE STATUTES AND REGULATIONS CONCERNING THE SPACING OF WELLS, ENVIRONMENTAL MATTERS AND CONSERVATION.

     AT PRESENT, COMPLIANCE EFFORTS CONSIST OF FILING MONTHLY PRODUCTION, INVENTORY AND SALES REPORTS WITH THE STATE OF UTAH AND THE MINERAL MANAGEMENT SERVICES. WE ARE ALSO REQUIRED TO FILE NOTICES WHEN THERE ARE ANY CHANGES IN THE WELLS SUCH AS RELOCATING TANKS AND PIPES, CLEANOUTS AND OTHER ACTIVITY. WE MAY INCUR ADDITIONAL COSTS FOR CLEAN UP IN THE EVENT OF AN OIL SPILL. WE INTEND TO COMPLY WITH ALL REGULATIONS PERTAINING TO OUR OPERATIONS. HOWEVER, FUTURE LEGISLATION AND REGULATION MAY HAVE ADVERSE IMPACT ON OUR BUSINESS. THESE COMPLIANCE EFFORTS ARE CURRENTLY BEING TAKEN CARE OF BY MOG WHO LEASES OUR WELLS, HOWEVER THE ULTIMATE RESPONSIBILITY TO ASSURE THESE REPORTS AND FILINGS ARE CORRECT ON THE FOUR LEASED WELLS REMAIN THAT OF MOUNTAIN OIL.

COMPETITION

     IN LEASING OR OPERATING OUR OIL AND GAS PROPERTIES, WE COMPETE WITH A NUMBER OF OTHER COMPANIES, INCLUDING LARGE OIL AND GAS LEASING COMPANIES AND OTHER INDEPENDENT LEASING COMPANIES WITH GREATER FINANCIAL, OPERATIONAL, AND MANAGEMENT RESOURCES THAN OURS. THERE CAN BE NO ASSURANCE WE CAN COMPETE EFFECTIVELY WITH THESE LARGER ENTITIES. THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE IN ALL PHASES, INCLUDING THE SALE, LEASING, AND OPERATION OF OIL AND GAS PROPERTIES. WE WILL ENCOUNTER STRONG COMPETITION FROM OTHER INDEPENDENT OIL AND GAS COMPANIES IN ALL AREAS OF OUR BUSINESS INCLUDING MARKETING, PRODUCTION, AND OBTAINING EXTERNAL FINANCING FOR NEW DEVELOPMENT.

EMPLOYEES

     WE PRESENTLY HAVE NO FULL-TIME OFFICERS OR OFFICE STAFF. WE DO HOWEVER ENGAGE CONSULTANTS FROM TIME-TO-TIME TO ASSIST IN EVALUATING OIL AND GAS PROPERTIES AND TO PREPARE RESERVE REPORTS.

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

     ITEM  2.  DESCRIPTION  OF  PROPERTY

PRINCIPAL  OFFICES

     OUR OFFICE IS LOCATED AT 3191 NORTH CANYON ROAD, PROVO, UTAH. THE OFFICE IS PROVIDED BY JOSEPH OLLIVIER, AN OFFICER AND DIRECTOR, AT NO COST TO US. WE DO OWN AN OFFICE BUILDING AT 3954 EAST HIGHWAY 40, BALLARD, UINTAH COUNTY THAT IS BEING LEASED TO MOG. OUR BUILDING CONSISTS OF A TOTAL OF 2,400 SQUARE FEET WITH 1,200 SQUARE FEET ON EACH OF TWO FLOORS. WE HAVE PURCHASED OUR BUILDING AND ADJACENT 10 ACRES FOR $29,325.

OIL  AND  GAS  PROPERTIES

     MOUNTAIN OIL OWNS THE LEASE RIGHTS TO FOUR DEVELOPED WELLS. THE WELLS ARE COMPLETED IN OIL AND GAS FORMATIONS BETWEEN 4,000 AND 17,000 FEET DEEP. ALL THESE WELLS ARE PRODUCING. OUR OIL AND GAS PROPERTIES ARE DESCRIBED IN MORE DETAIL ABOVE UNDER THE CAPTION "ITEM 1. DESCRIPTION OF BUSINESS."

     ITEM  3.  LEGAL  PROCEEDINGS

NONE.

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     NO MATTER WAS SUBMITTED TO A SHAREHOLDER VOTE FOR THE FOURTH THE QUARTER OF THE 2003 CALENDAR YEAR.

     PART  II

     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
     MATTERS

     IN THE SECOND CALENDAR QUARTER OF 2001, MOUNTAIN OIL'S COMMON STOCK WAS INCLUDED IN THE NASD'S BULLETIN BOARD SYSTEM UNDER THE SYMBOL "MOLI". THE FOLLOWING TABLE SETS FORTH THE PRICES OF THE COMMON STOCK IN THE
OVER-THE-COUNTER MARKET, AS REPORTED AND SUMMARIZED BY THE OTC BULLETIN BOARD FOR EACH QUARTER IN 2002 AND 2003. SUCH PRICES ARE BASED ON INTER-DEALER BID AND ASKED PRICES, WITHOUT MARKUP, MARKDOWN, COMMISSIONS, OR ADJUSTMENTS AND MAY NOT REPRESENT ACTUAL TRANSACTIONS.

CALENDAR  QUARTER  ENDED                HIGH  BID  ($)     LOW  BID  ($)

MARCH  31,2002                          $0.65              $0.25
JUNE  30,  2002                         $0.95              $0.25
SEPTEMBER  30,  2002                    $0.45              $0.30
DECEMBER  31,  2002                     $0.85              $0.30

MARCH  31,2003                          $0.25              $0.30
JUNE  30,  2003                         $0.51              $0.45
SEPTEMBER  30,  2003                    $0.30              $0.25
DECEMBER  31,  2003                     $0.55              $0.40

     ALL  SHARES  OF  COMMON  STOCK OUTSTANDING MAY BE SOLD WITHOUT RESTRICTION.

     SINCE ITS INCEPTION, NO DIVIDENDS HAVE BEEN PAID ON MOUNTAIN OIL'S COMMON STOCK. WE INTEND TO RETAIN ANY EARNINGS FOR USE IN ITS BUSINESS ACTIVITIES, SO IT IS NOT EXPECTED THAT ANY DIVIDENDS ON THE COMMON STOCK WILL BE DECLARED AND PAID IN THE FORESEEABLE FUTURE. AT DECEMBER 31, 2003, THERE WERE APPROXIMATELY 262 HOLDERS OF RECORD OF OUR COMMON STOCK.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF
     OPERATION

RESULTS  OF  OPERATIONS  FOR  THE  FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

     DURING THE YEAR ENDED DECEMBER 31, 2003, MOUNTAIN OIL HAD A LOSS FROM CONTINUING OPERATIONS OF $99,000 ON REVENUES OF $64,000, AS COMPARED TO A LOSS FROM CONTINUING OPERATIONS OF $184,000 FOR THE CALENDAR YEAR 2002. THE DECREASE IN OUR LOSS FROM CONTINUING OPERATIONS FROM 2002 TO 2003 IS ATTRIBUTABLE PRIMARILY TO NO LEASE REVENUES IN 2002 AND HIGHER PROPERTY AND EQUIPMENT, DEPLETION AND AMORTIZATION EXPENSES.

     ADMINISTRATIVE EXPENSES INCREASED IN 2003 AS COMPARED TO 2002 BY $12,000. WE REDUCED OUR ADMINISTRATIVE AND FIELD PERSONNEL SIGNIFICANTLY IN 2003 AS A RESULT AN AGREEMENT WITH MOUNTAIN OIL AND GAS (MOG) TO LEASE THE REMAINING WELLS AND OTHER PROPERTY, AND THEREBY REDUCED OUR PAYROLL AND RELATED EXPENSES.

    OUR EXPENSE FOR DEPRECIATION, DEPLETION, AND AMORTIZATION DECREASED FROM $136,000 IN 2002, TO $103,000 IN 2003. THIS REDUCTION WAS PRIMARILY A RESULT OF LOWER OIL PRODUCTION VOLUMES AND AGING OF PROPERTY AND EQUIPMENT.

     MOUNTAIN OIL HAD A GAIN FROM DISCONTINUED OIL AND GAS PRODUCTION ACTIVITIES WHICH RESULTED IN A NET GAIN FROM DISCONTINUED OPERATIONS OF $176,000, WHICH INCLUDED A LOSS OF $15,000 FROM OPERATING ACTIVITIES AND A GAIN ON THE DISPOSAL OF $191,000 DURING 2003 COMPARED TO A LOSS OF $140,000 IN 2002. THE COMPANY IS CHANGING ITS BUSINESS MODEL FROM AN OIL AND GAS PRODUCTION TO AN EQUIPMENT LEASING COMPANY AND INTENDS TO EVENTUALLY SPIN OFF ITS LEASING OPERATIONS TO ACQUIRE OR BE ACQUIRED BY ANOTHER ENTITY.

ON JANUARY 22, 2004, THE COMPANY SIGNED A TENTATIVE AGREEMENT WITH DENTAL COOPERATIVE, INC., IN WHICH ALL OF THE ISSUED AND OUTSTANDING SHARES OF MOUNTAIN OIL WILL BE EXCHANGED FOR ALL THE ISSUED AND OUTSTANDING STOCK OF DENTAL COOPERATIVE INC. AS PART OF THE TRANSACTION MOUNTAIN OIL INTENDS TO SPIN OFF ITS OPERATING SUBSIDIARY, OAKRIDGE RESOURCES, INC., BY DISTRIBUTING ALL OF THE COMMON STOCK OF OAKRIDGE TO CURRENT SHAREHOLDERS OF MOUNTAIN OIL. IN CONNECTION WITH THE ACQUISITION, MOUNTAIN OIL, INC. WILL SUBMIT TO ITS STOCKHOLDERS A PROPOSAL TO CHANGE ITS NAME TO DENTAL PATIENT CARE AMERICA, INC. THE TRANSACTION IS SUBJECT TO SHAREHOLDER APPROVAL OF BOTH MOUNTAIN OIL AND DENTAL COOPERATIVE, INC.


     THE SALE OF ASSETS AND ASSIGNMENT OF LIABILITIES RELATED TO THE AGREEMENT WITH MOG RESULTED IN A GAIN OF $191,000 ON THE DISPOSITION INCLUDING A REPURCHASE OF 802,775 SHARES OF MOUNTAIN OIL'S COMMON STOCK.

     AS A RESULT OF THE FOREGOING FACTORS, THE COMPANY HAD NET INCOME OF $40,000 IN 2003, COMPARED TO A NET LOSS OF $324,000 IN 2002. THESE RESULTS TRANSLATE TO A GAIN PER COMMON SHARE OF $0.02 IN 2003 COMPARED TO A LOSS PER COMMON SHARE OF $0.10 IN 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     DURING THE YEAR 2003 WE RECEIVED CASH OF $34,000 RESULTING FROM THE DISPOSAL OF PROPERTY AND EQUIPMENT. CASH FLOWS PROVIDED BY OPERATING ACTIVITIES WERE $53,000. IN THE PAST THE COMPANY HAS SIGNIFICANTLY DELAYED PAYMENT OF CERTAIN ROYALTIES AND OTHER PAYABLES TO CONTINUE TO FUND ITS OPERATIONS. THESE ROYALTIES, PAYABLES AND CERTAIN DEBT OBLIGATIONS WERE ASSIGNED TO MOG IN 2003 IN CONJUNCTION WITH ITS SALE OF ASSETS TO MOG. MOUNTAIN OIL HAS NOT BEEN RELEASED FROM THE DEBT OBLIGATIONS OF $28,000 BY THE HOLDER OF THE DEBT. BECAUSE THIS
DEBT WAS SECURED BY PROPERTY THAT WAS SOLD TO MOG, MOUNTAIN OIL RECORDED A DEFERRED GAIN EQUAL TO THE AMOUNT OF THE DEBT OBLIGATION OF $28,000. IF MOG DEFAULTS ON THIS DEBT OBLIGATION, MOUNTAIN OIL MAY HAVE A CASH OUTFLOW OBLIGATION OF $28,000. THE DEFERRED GAIN OF $28,000 WILL BE RECOGNIZED AS INCOME UPON EACH MONTHLY PAYMENT MADE BY MOG ON THE DEBT. FURTHERMORE, THE OIL AND GAS LEASEHOLD PROPERTIES SOLD TO MOG ARE ENCUMBERED BY OVERDUE ROYALTIES AND MAY BECOME SUBJECT TO REPOSSESSION IF MOG IS NOT ABLE TO PAY THE ROYALTIES. THE LEASEHOLDERS MAY SEEK PAYMENT FROM MOUNTAIN OIL IN THE EVENT THAT MOG IS UNABLE TO PAY BECAUSE SOME OF THE ROYALTIES PAYABLE WERE INCURRED WHILE THE PROPERTIES WERE OWNED BY MOUNTAIN OIL. AT DECEMBER 31, 2003 BE BELIEVE THESE ROYALTIES PAYABLE BY MOG WERE APPROXIMATELY $175,000. WE RECOGNIZED A DECREASE IN CASH FROM $106,000 AT THE BEGINNING OF 2003 TO $70,000 AT THE END OF 2003.

     DURING EARLY 2003 THE COMPANY DISCONTINUED ITS OIL AND GAS PRODUCTION OPERATIONS AND ENTERED INTO AN AGREEMENT WITH MOG, TRANSFERRING OWNERSHIP IN ALL BUT FOUR OF THE WELLS AND ALLOWING MOG TO LEASE THOSE REMAINING FOUR WELLS FROM MOUNTAIN OIL. IN ACCORDANCE WITH THE LEASE, MOG HAS TAKEN OVER THE PRODUCTION AND PAYMENT OF RELATED EXPENSES OF THOSE REMAINING FOUR WELLS. MOUNTAIN OIL'S REVENUES CURRENTLY CONSIST OF LEASE PAYMENTS OF $6,500 PER MONTH FOR USE OF THE REMAINING EQUIPMENT, WELLS, AND PROPERTY. WE CANNOT PREDICT AT THIS TIME WHETHER WE CAN REACH A BREAK-EVEN POINT OF OPERATION, OR WHETHER WE WILL CONTINUE TO OPERATE AT A NET GAIN. THE FOREGOING FACTORS, AS WELL AS OUR RECURRING HISTORY OF LOSSES, RAISES SUBSTANTIAL DOUBT OF OUR ABILITY TO CONTINUE AS A GOING CONCERN.

IF  WE  ARE  UNABLE TO FURTHER IMPLEMENT COST-SAVING MEASURES, WHICH WILL ENABLE
US TO SUPPORT WITH REVENUES OUR OPERATING STRUCTURE, OR OBTAIN ADEQUATE CASH FLOW FROM A MERGER, WE MAY BE FORCED TO SEEK DEBT OR EQUITY FINANCING FROM OUTSIDE SOURCES. THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO SUSTAIN OUR OPERATIONS INTERNALLY, OR LOCATE FINANCING FROM OUTSIDE SOURCES ON TERMS THAT ARE ACCEPTABLE TO MOUNTAIN OIL.

     AT DECEMBER 31, 2003, MOUNTAIN OIL HAD WORKING CAPITAL OF $63,000. IN ORDER TO FUND ITS CASH NEEDS MANAGEMENT PLANS TO CONTINUE LEASING ITS OIL AND GAS PROPERTIES OR SELL ITS PROPERTIES TO A THIRD PARTY. THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO SUSTAIN OUR OPERATIONS INTERNALLY, OR LOCATE FINANCING FROM OUTSIDE SOURCES ON TERMS THAT ARE ACCEPTABLE TO MOUNTAIN OIL.

CRITICAL  ACCOUNTING  POLICIES
IN NOTE 1 TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003 INCLUDED IN THIS FORM 10-KSB, THE COMPANY DISCUSSES THOSE ACCOUNTING POLICIES THAT ARE CONSIDERED TO BE SIGNIFICANT IN DETERMINING THE RESULTS OF OPERATIONS AND ITS FINANCIAL POSITION. THE COMPANY BELIEVES THAT THE ACCOUNTING PRINCIPLES UTILIZED BY IT CONFORM TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES OF AMERICA.

THE PREPARATION OF FINANCIAL STATEMENTS REQUIRES MANAGEMENT TO MAKE SIGNIFICANT ESTIMATES AND JUDGMENTS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS, LIABILITIES, REVENUES AND EXPENSES. BY THEIR NATURE, THESE JUDGMENTS ARE SUBJECT TO AN INHERENT DEGREE OF UNCERTAINTY. ON AN ON-GOING BASIS, WE EVALUATE OUR ESTIMATES, INCLUDING THOSE RELATED TO BAD DEBTS, INVENTORIES, INTANGIBLE ASSETS, WARRANTY OBLIGATIONS, PRODUCT LIABILITY, REVENUE, AND INCOME TAXES. WE BASE OUR ESTIMATES ON HISTORICAL EXPERIENCE AND OTHER FACTS AND CIRCUMSTANCES THAT ARE BELIEVED TO BE REASONABLE, AND THE RESULTS FORM THE BASIS FOR MAKING JUDGMENTS ABOUT THE CARRYING VALUE OF ASSETS AND LIABILITIES. THE ACTUAL RESULTS MAY DIFFER FROM THESE ESTIMATES UNDER DIFFERENT ASSUMPTIONS OR CONDITIONS.

WITH RESPECT TO REVENUE, ASSET VALUATION AND ACCOUNTING FOR OPTIONS, WE APPLY THE FOLLOWING CRITICAL ACCOUNTING POLICIES IN THE PREPARATION OF ITS FINANCIAL
STATEMENTS:

REVENUE  RECOGNITION
IN 2003 WE DERIVE REVENUE FROM CONTINUING OPERATING ACTIVITIES PRIMARILY FROM LEASING OIL AND GAS PROPERTIES AND EQUIPMENT. REVENUE FROM LEASED EQUIPMENT IS RECOGNIZED OVER THE LEASE TERM AS IT IS EARNED AND WHEN IT IS REASONABLY COLLECTIBLE

IMPAIRMENT  OF  LONG-LIVED  ASSETS
WE REVIEW OUR LONG-LIVED ASSETS FOR IMPAIRMENT WHEN EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE BOOK VALUE OF AN ASSET MAY NOT BE RECOVERABLE. WE EVALUATE, AT EACH BALANCE SHEET DATE, WHETHER EVENTS AND CIRCUMSTANCES HAVE OCCURRED WHICH INDICATE POSSIBLE IMPAIRMENT. WE USE AN ESTIMATE OF FUTURE UNDISCOUNTED NET CASH FLOWS OF THE RELATED ASSET OR GROUP OF ASSETS OVER THE ESTIMATED REMAINING LIFE OF IN MEASURING WHETHER THE ASSETS ARE RECOVERABLE.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION
WE ACCOUNT FOR STOCK-BASED COMPENSATION ISSUED TO EMPLOYEES AND DIRECTORS UNDER ACCOUNTING PRINCIPLES BOARD OPINION ("APB") NO. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," AND RELATED INTERPRETATIONS. UNDER APB NO. 25, COMPENSATION RELATED TO STOCK OPTIONS, IF ANY, IS RECORDED IF AN OPTION'S EXERCISE PRICE ON THE MEASUREMENT DATE IS BELOW THE FAIR VALUE OF THE COMPANY'S COMMON STOCK AND AMORTIZED TO EXPENSE OVER THE VESTING PERIOD. COMPENSATION EXPENSE FOR STOCK AWARDS OR PURCHASES, IF ANY, IS RECOGNIZED IF THE AWARD OR PURCHASE PRICE ON THE MEASUREMENT DATE IS BELOW THE FAIR VALUE OF THE COMMON STOCK AND IS RECOGNIZED ON THE DATE OF AWARD OR PURCHASE. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," REQUIRES PRO FORMA INFORMATION REGARDING NET LOSS AND NET LOSS PER COMMON SHARE AS IF THE COMPANY HAD ACCOUNTED FOR ITS STOCK OPTIONS GRANTED UNDER THE FAIR VALUE METHOD. WE ACCOUNT FOR STOCK-BASED COMPENSATION ISSUED TO PERSONS OTHER THAN EMPLOYEES USING THE FAIR VALUE METHOD IN ACCORDANCE WITH SFAS NO. 123 AND RELATED
INTERPRETATIONS. UNDER SFAS NO. 123, STOCK-BASED COMPENSATION IS DETERMINED AS EITHER THE FAIR VALUE OF THE CONSIDERATION RECEIVED OR THE FAIR VALUE OF THE EQUITY INSTRUMENTS ISSUED, WHICHEVER IS MORE RELIABLY MEASURABLE. THE MEASUREMENT DATE FOR THESE ISSUANCES IS THE EARLIER OF EITHER THE DATE AT WHICH A COMMITMENT FOR PERFORMANCE BY THE RECIPIENT TO EARN THE EQUITY INSTRUMENTS IS REACHED OR THE DATE AT WHICH THE RECIPIENT'S PERFORMANCE IS COMPLETE.

RECENT  ACCOUNTING  PRONOUNCEMENTS
IN JUNE 2001, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". THIS STATEMENT ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF TANGIBLE LONG-LIVED ASSETS AND THE ASSOCIATED ASSET RETIREMENT COSTS. THIS STATEMENT IS EFFECTIVE FOR FINANCIAL STATEMENTS ISSUED FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2002. THIS STATEMENT ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR THE DISPOSAL OF LONG-LIVED ASSETS. THE ADOPTION OF SFAS 143 DID HAVE A MATERIAL IMPACT ON THE
FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY BY RECORDING A CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF $37,000, AND RECORDING AN ACCRETED ASSET RETIREMENT OBLIGATION OF $117,000 AS OF DECEMBER 31, 2003. A NET ASSET INCREASE IN PROPERTY AND EQUIPMENT OF $66,000 WAS ALSO RECORDED AS OF DECEMBER 31, 2003.

IN JUNE 2002, THE FASB ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." THIS STANDARD, WHICH IS EFFECTIVE FOR EXIT OR DISPOSAL ACTIVITIES INITIATED AFTER DECEMBER 31, 2002, PROVIDES NEW GUIDANCE ON THE RECOGNITION, MEASUREMENT AND REPORTING OF COSTS ASSOCIATED WITH THESE ACTIVITIES. THE STANDARD REQUIRES COMPANIES TO RECOGNIZE COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES WHEN THEY ARE INCURRED RATHER THAN AT THE DATE THE COMPANY COMMITS TO AN EXIT OR DISPOSAL PLAN. THE ADOPTION OF SFAS NO. 146 DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR OPERATIONS. IN NOVEMBER 2002, THE FASB ISSUED INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN NO. 45). FIN NO. 45 REQUIRES CERTAIN GUARANTEES TO BE RECORDED AT FAIR VALUE, WHICH IS DIFFERENT FROM CURRENT PRACTICE TO RECORD A LIABILITY ONLY WHEN A LOSS IS PROBABLE AND REASONABLY ESTIMABLE, AS THOSE TERMS ARE DEFINED IN FASB STATEMENT NO. 5, "ACCOUNTING FOR CONTINGENCIES." FIN NO. 45 ALSO REQUIRES US TO MAKE SIGNIFICANT NEW DISCLOSURES ABOUT GUARANTEES. THE DISCLOSURE REQUIREMENTS OF FIN NO. 45 ARE EFFECTIVE FOR THE FIRST QUARTER OF FISCAL YEAR 2003. FIN NO. 45'S INITIAL RECOGNITION AND INITIAL MEASUREMENT PROVISIONS ARE APPLICABLE ON A PROSPECTIVE BASIS TO GUARANTEES ISSUED OR MODIFIED AFTER DECEMBER 31, 2002. OUR PREVIOUS ACCOUNTING FOR GUARANTEES ISSUED PRIOR TO THE DATE OF THE INITIAL APPLICATION OF FIN NO. 45 WILL NOT BE REVISED OR RESTATED TO REFLECT THE PROVISIONS OF FIN NO 45. THE ADOPTION OF FIN NO. 45 DID NOT HAVE A MATERIAL IMPACT ON OUR CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

IN DECEMBER 2002, THE FASB ISSUED SFAS NO. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123," WHICH IS EFFECTIVE FOR ALL FISCAL YEARS ENDING AFTER DECEMBER 15, 2002. SFAS NO. 148 PROVIDES ALTERNATIVE METHODS OF TRANSITION FOR A VOLUNTARY CHANGE TO THE FAIR VALUE BASED METHOD OF ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION UNDER SFAS NO. 123 FROM THE INTRINSIC VALUE BASED METHOD OF ACCOUNTING PRESCRIBED BY APB OPINION NO. 25. SFAS 148 ALSO CHANGES THE DISCLOSURE REQUIREMENTS OF SFAS 123, REQUIRING A MORE PROMINENT DISCLOSURE OF THE PRO-FORMA EFFECT OF THE FAIR VALUE BASED METHOD OF ACCOUNTING FOR STOCK-BASED COMPENSATION. THE ADOPTION OF SFAS NO. 148 DID NOT HAVE A MATERIAL IMPACT ON OUR FINANCIAL POSITION OR OPERATIONS.

IN DECEMBER 2003, THE FASB ISSUED INTERPRETATION NO. 46 ("FIN 46R") (REVISED DECEMBER 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("ARB 51"), WHICH ADDRESSES HOW A BUSINESS ENTERPRISE SHOULD EVALUATE WHETHER IT HAS A CONTROLLING INTEREST IN AN ENTITY THROUGH MEANS OTHER THAN VOTING RIGHTS AND ACCORDINGLY SHOULD CONSOLIDATE THE ENTITY. FIN 46R REPLACES FASB INTERPRETATION NO. 46 (FIN 46), WHICH WAS ISSUED IN JANUARY 2003. BEFORE CONCLUDING THAT IT IS APPROPRIATE TO APPLY ARB 51 VOTING INTEREST CONSOLIDATION MODEL TO AN ENTITY, AN ENTERPRISE MUST FIRST DETERMINE THAT THE ENTITY IS NOT A VARIABLE INTEREST ENTITY ("VIE"). AS OF THE EFFECTIVE DATE OF FIN 46R, AN ENTERPRISE MUST EVALUATE ITS INVOLVEMENT WITH ALL ENTITIES OR LEGAL STRUCTURES CREATED BEFORE FEBRUARY 1, 2003 TO DETERMINE WHETHER CONSOLIDATION REQUIREMENTS OF FIN 46R APPLY TO THOSE ENTITIES. THERE IS NO GRANDFATHERING OF EXISTING ENTITIES. PUBLIC COMPANIES MUST APPLY EITHER FIN 46 OR FIN 46R IMMEDIATELY TO ENTITIES CREATED AFTER JANUARY 31, 2003 AND NO LATER THAN THE END OF THE FIRST REPORTING PERIOD THAT ENDS AFTER MARCH 15, 2004. THE ADOPTION OF FIN 46 HAD NO EFFECT ON THE COMPANY'S CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

IN APRIL 2003, THE FASB ISSUED SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS NO. 149 AMENDS AND CLARIFIES FINANCIAL ACCOUNTING AND REPORTING FOR DERIVATIVE INSTRUMENTS,
INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS (COLLECTIVELY REFERRED TO AS DERIVATIVES) AND FOR HEDGING ACTIVITIES UNDER SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." THIS STATEMENT IS EFFECTIVE FOR CONTRACTS ENTERED INTO OR MODIFIED AFTER JUNE 30, 2003, WITH CERTAIN EXCEPTIONS, AND FOR HEDGING RELATIONSHIPS DESIGNATED AFTER JUNE 30, 2003, WITH CERTAIN EXCEPTIONS. MANAGEMENT IS CURRENTLY EVALUATING THE EFFECT THAT THE ADOPTION OF SFAS NO. 149 MAY HAVE, BUT BELIEVES IT WILL NOT HAVE A MATERIAL EFFECT ON ITS RESULTS OF OPERATIONS AND FINANCIAL POSITION. IN MAY 2003, THE FASB ISSUED SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." THIS NEW STATEMENT CHANGES THE ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS THAT, UNDER PREVIOUS GUIDANCE, ISSUERS COULD ACCOUNT FOR AS EQUITY OR CLASSIFICATIONS BETWEEN LIABILITIES AND EQUITY IN A SECTION THAT HAS BEEN KNOWN AS "MEZZANINE CAPITAL." IT REQUIRES THAT THOSE INSTRUMENTS BE CLASSIFIED AS LIABILITIES IN BALANCE SHEETS. MOST OF THE GUIDANCE IN SFAS 150 IS EFFECTIVE FOR ALL FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003. ADOPTION OF SFAS NO. 150 DID NOT HAVE A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.
                                       12
     ITEM  7.  FINANCIAL  STATEMENTS

     THE FINANCIAL STATEMENTS OF MOUNTAIN OIL APPEAR AT THE END OF THIS REPORT BEGINNING WITH THE INDEX TO FINANCIAL STATEMENTS ON PAGE F-1.

MOUNTAIN  OIL,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2003  AND  2002

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







TABLE OF CONTENTS. . . . . . . . . . . . . . .  PAGE


INDEPENDENT AUDITOR'S REPORT . . . . . . . . .  F-2


CONSOLIDATED BALANCE SHEET . . . . . . . . . .  F-3


CONSOLIDATED STATEMENT OF OPERATIONS . . . . .  F-4


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  F-5


CONSOLIDATED STATEMENT OF CASH FLOWS . . . . .  F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . .  F-7

                                                    INDEPENDENT AUDITOR'S REPORT





TO  THE  BOARD  OF  DIRECTORS  AND
STOCKHOLDERS  OF  MOUNTAIN  OIL,  INC.


WE  HAVE  AUDITED  THE  ACCOMPANYING CONSOLIDATED BALANCE SHEET OF MOUNTAIN OIL,
INC. AS OF DECEMBER 31, 2003, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF MOUNTAIN OIL, INC. AS OF DECEMBER 31, 2003 AND THE RELATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 2 TO THE FINANCIAL STATEMENTS, THE COMPANY HAS INCURRED LOSSES FROM OPERATIONS AND HAD NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THESE MATTERS ARE ALSO DESCRIBED IN
NOTE 2. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.


TANNER  +  CO.

SALT  LAKE  CITY,  UTAH
February  1,  2004
                                      F-2

Consolidated Balance Sheet

December 31, 2003



ASSETS
------------------------------------------------------------

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    70,000
Accounts receivable. . . . . . . . . . . . . . . . . . . . .        4,000
                                                              ------------

Total current assets . . . . . . . . . . . . . . . . . . . .       74,000

Property and equipment, net. . . . . . . . . . . . . . . . .      687,000
                                                              ------------

                                                              $   761,000
                                                              ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

Deferred gain on discontinued operations - current . . . . .  $    11,000

Long-term deferred gain on discontinued operations . . . . .       17,000
Asset retirement obligation. . . . . . . . . . . . . . . . .      117,000
                                                              ------------

Total liabilities. . . . . . . . . . . . . . . . . . . . . .      145,000

Commitments

Stockholders' equity:
Preferred stock, no par value, authorized 10,000,000 shares;
  no shares issued or outstanding. . . . . . . . . . . . . .            -
Common stock, no par value, 50,000,000 shares authorized;
  2,326,474 shares issued and outstanding. . . . . . . . . .    2,898,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (2,282,000)
                                                              ------------

Total stockholders' equity . . . . . . . . . . . . . . . . .      616,000
                                                              ------------

                                                              $   761,000
                                                              ------------

Consolidated Statement of Operations

Years Ended December 31,




                                                                       2003         2002
                                                                 -----------  -----------

Lease revenue . . . . . . . . . . . . . . . . . . . . . . . . .  $   64,000   $        -
                                                                 -----------  -----------

Costs and expenses:
General and administrative expenses . . . . . . . . . . . . . .      60,000       48,000
Depreciation, depletion and amortization expense. . . . . . . .     103,000      136,000
                                                                 -----------  -----------

Total operating expenses. . . . . . . . . . . . . . . . . . . .     163,000      184,000
                                                                 -----------  -----------

Loss from operations before provision for
income taxes, change in accounting principle,
and discontinued operations . . . . . . . . . . . . . . . . . .     (99,000)    (184,000)
                                                                 -----------  -----------

Benefit from income taxes . . . . . . . . . . . . . . . . . . .           -            -
                                                                 -----------  -----------

Loss from continuing operations . . . . . . . . . . . . . . . .     (99,000)    (184,000)

Discontinued operations:
Gain (loss) from discontinued oil and gas production activities
  including gain on disposal of $191,000 in 2003. . . . . . . .     176,000     (140,000)
                                                                 -----------  -----------

Net income (loss) before cumulative effect of
a change in accounting principle. . . . . . . . . . . . . . . .      77,000     (324,000)
                                                                 -----------  -----------

Cumulative effect of a change in accounting principle - asset
  retirement obligation . . . . . . . . . . . . . . . . . . . .     (37,000)           -
                                                                 -----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   40,000   $ (324,000)
                                                                 -----------  -----------

Income (loss) per common share - basic and diluted:
   Loss per common share from continuing operations . . . . . .       (0.04)       (0.06)
   Loss per common share from cumulative effect of a change in
    accounting principle. . . . . . . . . . . . . . . . . . . .       (0.02)           -
   Income (loss) per common share from discontinued operations-        0.07        (0.04)
                                                                 -----------  -----------

Net income (loss) per common share - basic and diluted: . . . .  $     0.02   $    (0.10)
                                                                 -----------  -----------

Weighted average number of common shares -
basic and diluted . . . . . . . . . . . . . . . . . . . . . . .   2,458,000    3,119,000
                                                                 -----------  -----------


Consolidated Statement of Stockholders' Equity

Years Ended December 31, 2003 and 2002



                            PREFERRED STOCK  COMMON STOCK   ACCUMULATED DEFICIT
                            ---------------  -------------
                            SHARES           AMOUNT         SHARES                AMOUNT       TOTAL
                            ---------------  -------------  --------------------  -----------  ------------

Balance, January 1, 2002 .                -  $           -            3,109,249   $3,084,000   $(1,998,000)  $1,086,000

Common stock issued
  for cash . . . . . . . .                -              -               20,000       15,000             -       15,000

Net loss . . . . . . . . .                -              -                    -            -      (324,000)    (324,000)
                            ---------------  -------------  --------------------  -----------  ------------  -----------

Balance, December 31, 2002                -              -            3,129,249    3,099,000    (2,322,000)     777,000

Common stock acquired in
  sale of assets . . . . .                -              -             (802,775)    (201,000)            -     (201,000)

Net income . . . . . . . .                -              -                    -            -        40,000       40,000
                            ---------------  -------------  --------------------  -----------  ------------  -----------

Balance, December 31, 2003                -  $           -            2,326,474   $2,898,000   $(2,282,000)  $  616,000
                            ---------------  -------------  --------------------  -----------  ------------  -----------


Consolidated Statement of Cash Flows

Years Ended December 31,



                                                              2003        2002
                                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .  $  40,000   $(324,000)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Depreciation and depletion. . . . . . . . . . . . . . .    106,000     163,000
Allowance for doubtful accounts . . . . . . . . . . . .          -     (17,000)
Gain on disposal of discontinued operations . . . . . .   (191,000)          -
Cummulative effect of change in accounting principle. .     37,000           -
Decrease (increase) in:
Accounts receivable . . . . . . . . . . . . . . . . . .    (21,000)     45,000
Related party receivables . . . . . . . . . . . . . . .          -     (18,000)
Inventory . . . . . . . . . . . . . . . . . . . . . . .      9,000      (5,000)
Other current assets. . . . . . . . . . . . . . . . . .          -       1,000
Increase (decrease) in:
Cash overdraft. . . . . . . . . . . . . . . . . . . . .          -     (66,000)
Accounts payable. . . . . . . . . . . . . . . . . . . .    (15,000)     83,000
Accrued expenses. . . . . . . . . . . . . . . . . . . .    (27,000)     85,000
Accrued retirement obligation . . . . . . . . . . . . .      9,000           -
                                                         ----------  ----------

Net cash used in operating activities . . . . . . . . .    (53,000)    (53,000)
                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES-
Proceeds from disposal of equimpment. . . . . . . . . .     34,000           -
Net cash paid in disposal of assets . . . . . . . . . .     (8,000)          -
Purchase of property and equipment. . . . . . . . . . .     (7,000)     (9,000)
                                                         ----------  ----------

Net cash provided by (used in) investing activities . .     19,000      (9,000)
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . .          -      15,000
Payments on long-term debt. . . . . . . . . . . . . . .     (2,000)    (33,000)
Proceeds from related party notes payable . . . . . . .          -      13,000
                                                         ----------  ----------

Net cash used in financing activities . . . . . . . . .     (2,000)     (5,000)
                                                         ----------  ----------

Net change in cash and cash equivalents . . . . . . . .    (36,000)    (67,000)

Cash and cash equivalents at beginning of year. . . . .    106,000     173,000
                                                         ----------  ----------

Cash and cash equivalents at end of year. . . . . . . .  $  70,000   $ 106,000
                                                         ----------  ----------

                                      F-6

1.ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES

ORGANIZATION  AND  BUSINESS

MOUNTAIN OIL, INC. (THE COMPANY) IS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH AND HAS SUBSTANTIALLY DISCONTINUED ITS GAS AND OIL PRODUCING ACTIVITIES AND IS CURRENTLY OPERATING AS A LESSER OF ITS GAS AND OIL
PROPERTIES  AND  RELATED  PROPERTY  AND  EQUIPMENT.

ON MARCH 1, 2003, THE COMPANY ENTERED INTO AN AGREEMENT WITH A NEWLY FORMED COMPANY, MOUNTAIN OIL AND GAS (MOG) AN ENTITY OWNED AND CONTROLLED BY FORMER OFFICERS OF THE COMPANY. PURSUANT TO THE AGREEMENT THE COMPANY SOLD ALL BUT FOUR OF ITS OIL AND GAS LEASEHOLD PROPERTIES, INCLUDING RELATED WELLHEAD EQUIPMENT TO MOG. THE COMPANY ALSO SOLD VEHICLES AND OTHER RELATED EQUIPMENT
TO  MOG.  ALL  REMAINING  EQUIPMENT  AND  PROPERTY  RELATING  TO  MOUNTAIN OIL'S
FORMER  OIL  AND  GAS  PRODUCING  ACTIVITIES  HAVE  BEEN  LEASED  TO MOG THROUGH
APRIL 24, 2004 FOR $6,500 PER MONTH. MOG HAS THE OPTION TO PURCHASE ALL OF THE COMPANY'S REMAINING EQUIPMENT, WHICH INCLUDES GAS AND OIL EQUIPMENT, REAL ESTATE, AND WELL PROPERTIES FOR $650,000 DURING THE TERM OF THE LEASE. THIS AGREEMENT EFFECTIVELY DISCONTINUED THE COMPANY'S OIL AND GAS PRODUCING ACTIVITIES.

ON SEPTEMBER 19, 2003, THE COMPANY FORMED OAKRIDGE RESOURCES, INC., (OAKRIDGE) A WHOLLY OWNED SUBSIDIARY IN WHICH IT TRANSFERRED ALL ASSETS AND LIABILITIES IN EXCHANGE FOR ALL OF THE ISSUED AND OUTSTANDING SHARES OF OAKRIDGE.

PRINCIPLES  OF  CONSOLIDATION
THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF MOUNTAIN OIL, INC., AND ITS WHOLLY OWNED SUBSIDIARY, OAKRIDGE RESOURCES, INC. ALL INTER-COMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED UPON CONSOLIDATION.

CASH  AND  CASH  EQUIVALENTS
FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS WITH A MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

CONCENTRATION  OF  CREDIT  RISK
FINANCIAL INSTRUMENTS, WHICH POTENTIALLY SUBJECT THE COMPANY TO CONCENTRATION OF CREDIT RISK, CONSIST PRIMARILY OF TRADE RECEIVABLES. IN THE NORMAL COURSE OF BUSINESS, THE COMPANY PROVIDES CREDIT TERMS TO ITS CUSTOMERS. ACCORDINGLY, THE COMPANY PERFORMS ONGOING CREDIT EVALUATIONS OF ITS CUSTOMERS AND MAINTAINS ALLOWANCES FOR POSSIBLE LOSSES WHICH, WHEN REALIZED, HAVE BEEN WITHIN THE RANGE OF MANAGEMENT'S EXPECTATIONS.

THE COMPANY MAINTAINS ITS CASH IN BANK DEPOSIT ACCOUNTS WHICH, AT TIMES, MAY EXCEED FEDERALLY INSURED LIMITS. THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN SUCH ACCOUNT. THE COMPANY BELIEVES IT IS NOT EXPOSED TO ANY SIGNIFICANT CREDIT
RISK  ON  CASH  AND  CASH  EQUIVALENTS.

PROPERTY  AND  EQUIPMENT
PROPERTY AND EQUIPMENT CONSIST OF CAPITALIZED OIL AND GAS WELL COSTS WHICH WERE CAPITALIZED UNDER THE SUCCESSFUL EFFORTS METHOD OF ACCOUNTING FOR OIL AND GAS PRODUCING ACTIVITIES. THE COMPANY CEASED ITS OIL AND GAS PRODUCING ACTIVITIES IN 2003 AND DID NOT ACQUIRE ADDITIONAL ASSETS TO BE CAPITALIZED UNDER THE SUCCESSFUL EFFORTS METHOD IN 2003. CAPITALIZED COSTS UNDER THE SUCCESSFUL EFFORTS METHOD ARE DEPLETED ON THE UNITS OF PRODUCTION METHOD BASED ON ESTIMATED FUTURE RESERVES. OTHER EQUIPMENT, WHICH PRIMARILY CONSISTS OF SUPPORT EQUIPMENT FOR GAS AND OIL PRODUCING ACTIVITIES, ARE DEPRECIATED USING THE STRAIGHT-LINE METHOD OVER THE ESTIMATED USEFUL LIVES OF THE ASSETS. EXPENDITURES FOR MAINTENANCE AND REPAIRS ARE EXPENSED WHEN INCURRED AND BETTERMENTS ARE CAPITALIZED. WHEN ASSETS ARE SOLD, RETIRED OR OTHERWISE DISPOSED OF, THE APPLICABLE COSTS AND ACCUMULATED DEPRECIATION AND DEPLETION ARE REMOVED FROM THE ACCOUNTS, AND THE RESULTING GAIN OR LOSS IS REFLECTED IN OPERATIONS.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
THE COMPANY REVIEWS ITS LONG-LIVED ASSETS, FOR IMPAIRMENT WHEN EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE BOOK VALUE OF AN ASSET MAY NOT BE RECOVERABLE. THE COMPANY EVALUATES, AT EACH BALANCE SHEET DATE, WHETHER EVENTS AND CIRCUMSTANCES HAVE OCCURRED WHICH INDICATE POSSIBLE IMPAIRMENT. THE COMPANY USES AN ESTIMATE OF FUTURE UNDISCOUNTED NET CASH FLOWS OF THE RELATED ASSET OR GROUP OF ASSETS OVER THE ESTIMATED REMAINING LIFE IN MEASURING WHETHER THE ASSETS ARE RECOVERABLE.

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

REVENUE  RECOGNITION
REVENUE FROM OIL AND GAS ACTIVITIES, WHICH ARE INCLUDED IN DISCONTINUED OPERATIONS, IS RECOGNIZED FROM OIL SALES AT SUCH TIME AS THE OIL IS DELIVERED TO THE BUYER. REVENUE IS RECOGNIZED FROM GAS SALES WHEN THE GAS PASSES THROUGH THE PIPELINE AT THE WELL HEAD. OIL AND GAS SALES ARE REPORTED NET OF ROYALTY FEES, WHICH FEES WERE $20,000 AND $127,000 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002. REVENUE FROM LEASING EQUIPMENT IS RECOGNIZED OVER THE LEASE TERM AS IT IS EARNED AND WHEN IT IS REASONABLY COLLECTIBLE.

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

EARNINGS  PER  SHARE
THE COMPUTATION OF BASIC EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD.

THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS
OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. OPTIONS TO PURCHASE 50,000 AND 100,000 SHARES OF COMMON STOCK AT PRICES RANGING FROM $1.00 TO $2.25 PER SHARE WERE OUTSTANDING AT DECEMBER 31, 2003 AND 2002, RESPECTIVELY. OPTIONS TO PURCHASE SHARES OF COMMON STOCK ARE NOT INCLUDED IN THE DILUTED LOSS PER SHARE CALCULATION WHEN THEIR EFFECT IS ANTIDILUTIVE.

STOCK-BASED  COMPENSATION
THE COMPANY ACCOUNTS FOR STOCK OPTIONS GRANTED TO EMPLOYEES UNDER THE RECOGNITION AND MEASUREMENT PRINCIPLES OF APB OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS, AND HAS ADOPTED THE DISCLOSURE-ONLY PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED IN THE FINANCIAL STATEMENTS, AS ALL OPTIONS GRANTED UNDER THOSE PLANS HAD AN EXERCISE PRICE EQUAL TO OR GREATER THAN THE MARKET VALUE OF THE UNDERLYING COMMON STOCK ON THE ATE OF GRANT. NO STOCK OPTIONS WERE GRANTED IN 2002 AND 2003.

RECLASSIFICATIONS
CERTAIN ACCOUNTS IN THE 2002 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE 2003 YEAR PRESENTATION.



2. GOING CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF DECEMBER 31, 2003, THE COMPANY HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND HAS INCURRED OPERATING LOSSES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES.

MANAGEMENT HAS RESTRUCTURED THE COMPANY'S OPERATIONS, BY SELLING OFF CERTAIN ASSETS AND ASSIGNING CERTAIN LIABILITIES RELATED TO ITS OIL AND GAS PRODUCING ACTIVITIES. THE COMPANY HAS DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES AND IS LEASING SUBSTANTIALLY ALL OF ITS REMAINING EQUIPMENT AND PROPERTY TO AN OIL AND GAS PRODUCTION COMPANY CONTROLLED BY FORMER OFFICERS OF THE COMPANY. THE COMPANY WILL FOCUS ON LEASING ITS EQUIPMENT, REAL ESTATE, AND WELLS WITH THE INTENTION OF REDUCING OPERATING COSTS AND OVERHEAD. MANAGEMENT INTENDS TO EVENTUALLY SELL ITS REMAINING ASSETS AND ACQUIRE AN OPERATING ENTITY THROUGH A REVERSE ACQUISITION. IF THE COMPANY IS UNABLE TO OBTAIN PROFITABLE OPERATIONS, IT WILL REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO SECURE DEBT OR EQUITY
FINANCING  SHOULD  THE  NEED  ARISE.

3. PROPERTY AND EQUIPMENT

PROPERTY  AND  EQUIPMENT  CONSIST  OF  THE  FOLLOWING  AT  DECEMBER  31,  2003:



OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS
  METHOD). . . . . . . . . . . . . . . . . . . . .  $  551,000
OIL AND GAS EQUIPMENT (SUCCESSFUL EFFORTS
  METHOD). . . . . . . . . . . . . . . . . . . . .     504,000
CAPITALIZED COSTS DUE TO DEFERRED
  RETIREMENT OBLIGATION TO PLUG AND ABANDON WELLS.      86,000
VEHICLES AND EQUIPMENT . . . . . . . . . . . . . .     191,000
BUILDING AND LAND. . . . . . . . . . . . . . . . .      36,000
                                                    -----------
                                                     1,368,000
                                                    -----------
LESS ACCUMULATED DEPRECIATION, AND DEPLETION . . .    (681,000)
                                                    -----------
                                                    $  687,000
                                                    -----------

4. DEFERRED GAIN ON DISCONTINUED OPERATIONS

THE COMPANY RECORDED A DEFERRED GAIN ON DISCONTINUED OPERATIONS (SEE NOTE 12) RELATED TO DEBT ASSUMED BY MOG IN CONNECTION WITH THE SALE OF GAS AND OIL ACTIVITIES (SEE NOTE 1). THE COMPANY HAS NOT BEEN RELEASED BY THE FINANCIAL INSTITUTIONS AND EFFECTIVELY ACTS AS A GUARANTOR OF THE DEBT. THEREFORE THE COMPANY IS DEFERRING THE PORTION OF THE DEBT ASSUMED BY MOG UNTIL IT IS PAID. THE FOLLOWING SETS FORTH THE ESTIMATED RECOGNITION OF THE DEFERRED GAIN AS OF DECEMBER 31, 2003:





YEAR ENDING DECEMBER 31:.  AMOUNTS
                           -------

 2004 . . . . . . . . . .   11,000
 2005 . . . . . . . . . .    3,000
 2006 . . . . . . . . . .    3,000
 2007 . . . . . . . . . .    3,000
 2008 . . . . . . . . . .    3,000
 THEREAFTER . . . . . . .    5,000
                           -------
                            28,000

This debt is secured by property and equipment of the Company.

5. ASSET RETIREMENT OBLIGATION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

DURING THE YEAR ENDED DECEMBER 31, 2003 THE COMPANY ADOPTED THE PROVISIONS OF SFAS 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" WHICH REQUIRES ENTITIES TO RECORD THE FAIR VALUE OF A LEGAL LIABILITY FOR AN ASSET RETIREMENT OBLIGATION IN THE PERIOD IN WHICH IT IS INCURRED. THE COMPANY HAS RECOGNIZED A LIABILITY BASED ON THE PRESENT VALUE OF THE ESTIMATED COSTS RELATED TO ITS OBLIGATION TO PLUG AND ABANDON THE FOUR OIL AND GAS WELLS IT OWNS. THE COMPANY HAS ALSO CAPITALIZED THE COSTS OF THE LIABILITY THROUGH INCREASING THE CARRYING AMOUNT OF ITS OIL AND GAS PROPERTIES. THE LIABILITY IS ACCRETED TO ITS ESTIMATED PRESENT VALUE EACH PERIOD, AND THE CAPITALIZED COST IS DEPRECIATED OVER THE USEFUL LIFE OF THE RELATED ASSET. UPON SETTLEMENT OF THE LIABILITY, THE COMPANY WILL SETTLE THE OBLIGATION FOR ITS RECORDED AMOUNT OR INCUR A GAIN OR LOSS UPON SETTLEMENT.

AS OF DECEMBER 31, 2003 THE COMPANY HAD A LIABILITY OF $117,000 AND A NET ASSET OF APPROXIMATELY $66,000, WHICH IS INCLUDED IN PROPERTY AND EQUIPMENT. THE DIFFERENCE BETWEEN THE AMOUNTS PREVIOUSLY RECORDED AND THE NET SFAS 143 LIABILITY IS A LOSS RECORDED AS THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE OF $37,000 AS FOLLOWS:

 DEPRECIATION                                            $   15,000
 ACCRETION  OF  ASSET  RETIREMENT  OBLIGATION                22,000
                                                         ----------

 CUMULATIVE  EFFECT  OF  CHANGE                          $   37,000
                                                         ==========


6. COMMITMENTS AND CONTIGENCIES

PURSUANT  TO  THE  AGREEMENT  WITH  MOG  (SEE NOTE 1), MOG ASSUMED APPROXIMATELY
$110,000 OF ACCRUED OIL AND GAS WORKING INTEREST ROYALTIES WHICH RELATE TO THE REMAINING GAS AND OIL LEASEHOLD PROPERTIES OWNED BY THE COMPANY. IF MOG DEFAULTS ON ITS OBLIGATION TO PAY THESE ROYALTIES THE COMPANY MAY BE LIABLE TO THE WORKING INTEREST HOLDERS FOR THESE PAST DUE ROYALTIES. ADDITIONAL ACCRUED ROYALTIES FROM OPERATIONS RELATED TO WELLS OWNED BY THE COMPANY, INCURRED SINCE THE ASSIGNMENT OF THESE ROYALTIES TO MOG, ARE ESTIMATED TO BE APPROXIMATELY $65,000. THEREFORE, AT DECEMBER 31, 2003 THE COMPANY HAS AN ESTIMATED CONTINGENT LIABILITY OF $175,000 RELATED TO THIRD PARTY WORKING INTEREST ROYALTIES.

IN ADDITION TO THE MOG AGREEMENT, CERTAIN ACCOUNTS PAYABLE WERE ASSIGNED TO MOG. AS OF DECEMBER 31, 2003 APPROXIMATELY $132,000 OF THESE PAYABLES HAD NOT BEEN PAID BY MOG. IF MOG BECOMES INSOLVENT, THE COMPANY MAY BE REQUIRED TO PAY THIS LIABILITY.

7. INCOME TAXES

THE PROVISION FOR INCOME TAXES DIFFERS FROM THE AMOUNT COMPUTED AT FEDERAL STATUTORY RATES AS FOLLOWS AT DECEMBER 31:


                                     2003        2002
                                 ---------  ----------

INCOME TAX (EXPENSE) BENEFIT AT
  STATUTORY RATE. . . . . . . .  $(15,000)  $ 122,000
DEPLETION . . . . . . . . . . .    68,000      17,000
OTHER . . . . . . . . . . . . .     2,000       1,000
CHANGE IN VALUATION ALLOWANCE .   (55,000)   (140,000)

                                 $      -   $       -




DEFERRED TAX ASSETS (LIABILITIES) ARE COMPRISED OF THE FOLLOWING AT DECEMBER 31,
2003:


NET OPERATING LOSS CARRY FORWARD  $ 905,000
DEPRECIATION AND DEPLETION . . .    -56,000
IMPAIRMENT ON FIXED ASSETS . . .     13,000
ACCRUED ASSET RETIREMENT COSTS .     19,000
DEPLETION CARRY FORWARD. . . . .     53,000
VALUATION ALLOWANCE. . . . . . .   -934,000
                                  ---------

                                  $       -
                                  =========


A VALUATION ALLOWANCE HAS BEEN RECORDED FOR THE FULL AMOUNT OF THE DEFERRED TAX ASSET BECAUSE IT IS MORE LIKELY THAN NOT THAT THE DEFERRED TAX ASSET WILL NOT BE REALIZED.

AS OF DECEMBER 31, 2003, THE COMPANY HAD A NET OPERATING LOSS CARRY FORWARD OF APPROXIMATELY $2,426,000. THIS CARRY FORWARD BEGINS TO EXPIRE IN 2019. IF SUBSTANTIAL CHANGES IN THE COMPANY'S OWNERSHIP SHOULD OCCUR, THERE WOULD BE AN ANNUAL LIMITATION OF THE AMOUNT OF NOL CARRY FORWARD WHICH COULD BE UTILIZED. THE ULTIMATE REALIZATION OF THIS CARRY FORWARD IS DUE, IN PART, ON THE TAX LAW IN EFFECT AT THE TIME AND FUTURE EVENTS WHICH CANNOT BE DETERMINED.

8. SALES TO MAJOR CUSTOMER

THE COMPANY'S HAD SALES TO ENTITIES WHICH REPRESENT MORE THAN 10% AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31:




               2003      2002
           --------  --------

COMPANY A  $105,000  $680,000
COMPANY B  $ 64,000  $      -

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

OPERATIONS REFLECT ACTUAL AMOUNTS PAID FOR INTEREST AND INCOME TAXES AS FOLLOWS:





                    2003      2002
                --------  --------

INTEREST        $      -  $  7,000
INCOME TAXES    $      -  $      -

THE COMPANY ENTERED INTO AN AGREEMENT WITH MOG IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED LIABILITIES. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS FOLLOWS:





LESS: CASH PAID IN DISPOSAL . . . . . . . . . .  $  -8,000
RECEIVABLES . . . . . . . . . . . . . . . . . .    -74,000
INVENTORY . . . . . . . . . . . . . . . . . . .    -46,000
PREPAID EXPENSES. . . . . . . . . . . . . . . .     -3,000
GAS AND OIL PROPERTY. . . . . . . . . . . . . .   -272,000
EQUIPMENT AND VEHICLES. . . . . . . . . . . . .    -36,000
ADD: COMMON STOCK ACQUIRED (802,775 SHARES) . .    201,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . .    407,000
RELATED PARTY NOTES PAYABLE . . . . . . . . . .     13,000
LONG-TERM DEBT. . . . . . . . . . . . . . . . .     37,000
DEFERRED GAIN . . . . . . . . . . . . . . . . .    -28,000

GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS.  $ 191,000
                                                 ---------

DURING THE YEAR ENDED DECEMBER 31, 2003 THE COMPANY RECORDED A ACCRUED LONG-TERM RETIREMENT OBLIGATION COST OF $220,000 AND CAPITALIZED THAT COST BY INCREASING THE CARRYING AMOUNT OF ITS OIL AND GAS PROPERTIES. THE COMPANY RECORDED A $97,000 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPAL THAT CONSISTED OF $39,000 OF DEPRECIATION EXPENSE AND $58,000 OF ACCRETION OF DEFERRED PURCHASE OBLIGATION.


10. PREFERRED STOCK

     THE COMPANY'S PREFERRED STOCK MAY BE ISSUED FROM TIME TO TIME IN ONE OR MORE SERIES, WITH SUCH DISTINCTIVE SERIAL DESIGNATIONS AS MAY BE STATED OR EXPRESSED IN THE RESOLUTION OR RESOLUTIONS PROVIDING FOR THE ISSUE OF SUCH STOCK ADOPTED FROM TIME TO TIME BY THE BOARD OF DIRECTORS. IN SUCH RESOLUTION OR RESOLUTIONS PROVIDING FOR THE ISSUANCE OF SHARES OF EACH PARTICULAR SERIES, THE BOARD OF DIRECTORS IS ALSO EXPRESSLY AUTHORIZED TO FIX:

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

                                      F-15
11. STOCK OPTIONS AND WARRANTS

A  SUMMARY  OF  THE  STOCK  OPTION  AND  WARRANT  ACTIVITY  IS  AS  FOLLOWS:





                                  NUMBER OF  EXERCISE
                                  SHARES     PRICE
                                  ---------  ----------

OUTSTANDING AT JANUARY 1, 2002 .    100,000  $1.00 2.25
   GRANTED
   EXERCISED . . . . . . . . . .          -           -
                                  ---------  ----------

OUTSTANDING AT DECEMBER 31, 2002    100,000   1.00 2.25
   GRANTED . . . . . . . . . . .          -           -
   EXPIRED . . . . . . . . . . .    -50,000   1.00 1.10
   EXERCISED . . . . . . . . . .          -           -
                                  ---------  ----------

OUTSTANDING AT DECEMBER 31, 2003     50,000  $1.00 2.25
                                  ---------  ----------


NO  OPTIONS  WERE  GRANTED  IN  2002  AND  2003.

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT STOCK OPTIONS AND WARRANTS OUTSTANDING AT DECEMBER 31, 2003:


                                  WEIGHTED
                                   AVERAGE     WEIGHTED                WEIGHTED
         RANGE OF                 REMAINING    AVERAGE                 AVERAGE
         EXERCISE      NUMBER     CONTRACTUAL  EXERCISE    NUMBER      EXERCISE
         PRICES      OUTSTANDING LIFE (YEARS)   PRICE    EXERCISABLE     PRICE
--------------------------------------------------------------------------------
  $     1.00 - 1.10     25,000     6.04     $     1.00     25,000     $     1.00
               2.25     25,000     7.18           2.25     25,000           2.25
--------------------------------------------------------------------------------
  $     1.00 - 2.25     50,000     6.33     $     1.63     50,000     $     1.63
================================================================================

12. FAIR VALUE OF FINANCIAL INSTUMENTS

THE COMPANY'S FINANCIAL INSTRUMENTS CONSIST OF CASH, RECEIVABLES, PAYABLES, AND NOTES PAYABLE. THE CARRYING AMOUNT OF CASH, RECEIVABLES AND PAYABLES APPROXIMATES FAIR VALUE BECAUSE OF THE SHORT-TERM NATURE OF THESE ITEMS. THE AGGREGATE CARRYING AMOUNT OF THE NOTES PAYABLE APPROXIMATES FAIR VALUE AS THE INDIVIDUAL BORROWINGS BEAR INTEREST AT MARKET INTEREST RATES.

13. DISCONTUNIED OPERATIONS

THE COMPANY ENTERED INTO AN AGREEMENT IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED SUBSTANTIALLY ALL OF ITS LIABILITIES. IN ADDITION, THE COMPANY LEASED THE REMAINING OF ITS OIL AND GAS RELATED ASSETS AND OTHER PROPERTY TO A COMPANY CONTROLLED BY FORMER OFFICERS / SHAREHOLDERS WITH AN OPTION TO PURCHASE THOSE ASSETS IN APRIL 2004. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES. THEREFORE ALL OPERATIONS RELATING TO OIL AND GAS PRODUCING ACTIVITIES FOR THE PERIODS ENDED DECEMBER 31, 2003 AND 2002 HAVE BEEN PRESENTED AS DISCONTINUED OPERATIONS IN THE STATEMENT OF OPERATIONS. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS FOLLOWS:







LESS: CASH PAID IN DISPOSAL . . . . . . . . . .  $  -8,000
RECEIVABLES . . . . . . . . . . . . . . . . . .    -74,000
INVENTORY . . . . . . . . . . . . . . . . . . .    -46,000
PREPAID EXPENSES. . . . . . . . . . . . . . . .     -3,000
GAS AND OIL PROPERTY. . . . . . . . . . . . . .   -272,000
EQUIPMENT AND VEHICLES. . . . . . . . . . . . .    -36,000
ADD: COMMON STOCK ACQUIRED (802,463 SHARES) . .    201,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . .    407,000
RELATED PARTY NOTES PAYABLE . . . . . . . . . .     13,000
LONG-TERM DEBT. . . . . . . . . . . . . . . . .     37,000
DEFERRED GAIN . . . . . . . . . . . . . . . . .    -28,000

GAIN ON DISPOSITION OF DISCONTINUED OPERATIONS.  $ 191,000
                                                 =========


THE STATEMENT OF OPERATIONS REFLECTS INCOME (LOSS) FROM DISCONTINUED OPERATIONS AS FOLLOWS:




                                    YEARS ENDED
                                    DECEMBER 31,
                                   -------------
                                     2003       2002
                            -------------  ---------

REVENUE, NET OF ROYALTIES.  $      85,000  $ 578,000
COSTS AND EXPENSES . . . .        100,000    718,000
                            -------------  ---------

NET INCOME (LOSS) BEFORE
INCOME TAXES . . . . . . .        -15,000   -140,000

INCOME TAXES . . . . . . .              -          -
                            -------------  ---------

NET LOSS FROM DISCONTINUED
OPERATIONS . . . . . . . .  $     -15,000  $-140,000
                            =============  =========


14. ENVIRONMENTAL REGULATION

VARIOUS FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS COVERING DISCHARGE OF MATERIALS INTO THE ENVIRONMENT, OR OTHERWISE RELATING TO THE PROTECTION OF THE ENVIRONMENT, MAY AFFECT THE COMPANY'S OPERATIONS AND THE COSTS OF ITS OIL AND NATURAL GAS EXPLOITATION, DEVELOPMENT AND PRODUCTION OPERATIONS. THE COMPANY DOES NOT ANTICIPATE THAT IT WILL BE REQUIRED IN THE NEAR FUTURE TO EXPEND
AMOUNTS MATERIAL IN RELATION TO THE FINANCIAL STATEMENTS TAKEN AS A WHOLE BY REASON OF ENVIRONMENTAL LAWS AND REGULATIONS. BECAUSE THESE LAWS AND REGULATIONS ARE CONSTANTLY BEING CHANGED, THE COMPANY IS UNABLE TO PREDICT THE CONDITIONS AND OTHER FACTORS, OVER WHICH IT DOES NOT EXERCISE CONTROL, THAT MAY GIVE RISE TO ENVIRONMENT LIABILITIES AFFECTING THE COMPANY.

15. RECENT ACCOUNTING PRONOUNCEMENTS

IN JUNE 2002, THE FASB ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." THIS STANDARD, WHICH IS EFFECTIVE FOR EXIT OR DISPOSAL ACTIVITIES INITIATED AFTER DECEMBER 31, 2002, PROVIDES NEW GUIDANCE ON THE RECOGNITION, MEASUREMENT AND REPORTING OF COSTS ASSOCIATED WITH THESE ACTIVITIES. THE STANDARD REQUIRES COMPANIES TO RECOGNIZE COST ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES WHEN THEY ARE INCURRED RATHER THAN AT THE DATE THE COMPANY COMMITS TO AN EXIT OR DISPOSAL PLAN. THE ADOPTION OF SFAS NO. 146 BY THE COMPANY DID HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL POSITION OR FUTURE OPERATIONS.

IN JANUARY 2003, THE FASB ISSUED INTERPRETATION NO. 46, "CONSOLIDATION OF VARIABLE INTEREST ETHICS" (FIN NO. 46), WHICH ADDRESSES CONSOLIDATION BY BUSINESS ENTERPRISES OF VARIABLE INTEREST ENTITIES. FIN NO. 46 CLARIFIES THE APPLICATION OF ACCOUNTING RESEARCH BULLETIN NO. 51, "CONSOLIDATED FINANCIAL STATEMENTS", TO CERTAIN ENTITIES IN WHICH EQUITY INVESTORS DO NOT HAVE THE CHARACTERISTICS OF A CONTROLLING FINANCIAL INTEREST OR DO NOT HAVE SUFFICIENT EQUITY AT RISK FOR THE ENTITY TO FINANCE ITS ACTIVITIES WITHOUT ADDITIONAL SUBORDINATED FINANCIAL SUPPORT FROM OTHER PARTIES. FIN NO. 46 APPLIES IMMEDIATELY TO VARIABLE INTEREST ENTITIES CREATED AFTER DECEMBER 31, 2003, AND TO VARIABLE INTEREST ENTITIES IN WHICH AN ENTERPRISE OBTAINS AN INTEREST AFTER THAT DATE. IT APPLIES TO REPORTING PERIODS BEGINNING AFTER DECEMBER 15, 2004 RELATIVE, TO VARIABLE INTEREST ENTITIES IN WHICH AN ENTERPRISE HOLDS A VARIABLE INTEREST THAT IT ACQUIRED BEFORE DECEMBER 31, 2003. IN THE EVENT A VARIABLE INTEREST ENTITY IS IDENTIFIED THIS PRONOUNCEMENT MAY HAVE A MATERIAL IMPACT OF ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS. MANAGEMENT HAS BEEN UNABLE TO DETERMINE IF A VARIABLE INTEREST ENTITY EXISTS.

IN NOVEMBER 2002, THE FASB ISSUED INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN NO. 45). FIN NO. 45 REQUIRES CERTAIN GUARANTEES TO BE RECORDED AT FAIR VALUE, WHICH IS DIFFERENT FROM CURRENT PRACTICE TO RECORD A LIABILITY ONLY WHEN A LOSS IS PROBABLE AND REASONABLY ESTIMABLE, AS THOSE TERMS ARE DEFINED IN FASB STATEMENT NO. 5, "ACCOUNTING FOR CONTINGENCIES". FIN NO. 45 ALSO REQUIRES THE COMPANY TO MAKE SIGNIFICANT NEW DISCLOSURES ABOUT GUARANTEES. THE DISCLOSURE REQUIREMENTS OF FIN NO. 45 ARE EFFECTIVE FOR THE COMPANY IN THE FIRST QUARTER OF FISCAL YEAR 2003. FIN NO. 45'S INITIAL RECOGNITION AND INITIAL MEASUREMENT PROVISIONS ARE APPLICABLE ON A PROSPECTIVE BASIS TO GUARANTEES ISSUED OR MODIFIED AFTER DECEMBER 31, 2002. THE COMPANY'S PREVIOUS ACCOUNTING FOR GUARANTEES ISSUED PRIOR TO THE DATE OF THE INITIAL APPLICATION OF FIN NO. 45 WILL NOT BE REVISED OR RESTATED TO REFLECT THE PROVISIONS OF FIN NO. 45. THE ADOPTION OF FIN NO. 45 DID NOT HAVE A MATERIAL IMPACT ON ITS CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

IN MAY 2003, THE FASB ISSUED SFAS NO. 150, "ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". THIS NEW STATEMENT CHANGES THE ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS THAT, UNDER PREVIOUS GUIDANCE, ISSUERS COULD ACCOUNT FOR AS EQUITY OR CLASSIFICATIONS BETWEEN LIABILITIES AND EQUITY IN A SECTION THAT HAS BEEN KNOWN AS "MEZZANINE CAPITAL". IT REQUIRES THAT THOSE CERTAIN INSTRUMENTS BE CLASSIFIED AS LIABILITIES IN BALANCE SHEETS. MOST OF THE GUIDANCE IN SFAS 150 IS EFFECTIVE FOR ALL FINANCIAL INSTRUMENTS ENTERED INTO OR MODIFIED AFTER MAY 31, 2003. THE ADOPTION OF SFAS NO. 150 DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.


16. SUBSEQUENT EVENT

ON JANUARY 22, 2004, THE COMPANY SIGNED A TENTATIVE AGREEMENT WITH DENTAL COOPERATIVE, INC., IN WHICH ALL OF THE ISSUED AND OUTSTANDING SHARES OF MOUNTAIN OIL WILL BE EXCHANGED FOR ALL THE ISSUED AND OUTSTANDING STOCK OF DENTAL COOPERATIVE INC. AS PART OF THE TRANSACTION MOUNTAIN OIL INTENDS TO SPIN OFF ITS OPERATING SUBSIDIARY, OAKRIDGE RESOURCES, INC., BY DISTRIBUTING ALL OF THE COMMON STOCK OF OAKRIDGE TO CURRENT SHAREHOLDERS OF MOUNTAIN OIL.
IN CONNECTION WITH THE ACQUISITION, MOUNTAIN OIL, INC. WILL SUBMIT TO ITS STOCKHOLDERS A PROPOSAL TO CHANGE ITS NAME TO DENTAL PATIENT CARE AMERICA, INC. THE TRANSACTION IS SUBJECT TO SHAREHOLDER APPROVAL OF BOTH MOUNTAIN OIL AND DENTAL COOPERATIVE, INC.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
     ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     NONE.

     ITEM  8A.   CONTROLS  AND  PROCEDURES

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

         BASED ON THEIR EVALUATIONS AS OF DECEMBER 31, 2003, THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF THE COMPANY HAVE CONCLUDED THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES
13A-15(E) AND 15D-15(E) UNDER THE SECURITIES EXCHANGE ACT) ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN REPORTS THAT THE COMPANY FILES OR SUBMITS UNDER THE SECURITIES EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE RULES AND FORMS OF THE SEC.

(B)  CHANGES  IN  INTERNAL  CONTROLS

         THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OVER FINANCIAL REPORTING OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THEIR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

     PART  III

     ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
     PERSONS

DIRECTORS  AND  OFFICERS

THE  FOLLOWING  TABLE SETS FORTH THE NAMES, AGES, AND POSITIONS OF OUR DIRECTORS
AND  EXECUTIVE  OFFICERS.

NAME                   AGE      POSITION                          SINCE

JOSEPH F. OLLIVIER     61       PRESIDENT, CHIEF EXECUTIVE        JULY 1999
                                OFFICER  AND  DIRECTOR

LYNN  STRATFORD        60       CFO,  SECRETARY,  TREASURER       JULY 1999-2002
                                                             APRIL  2003-PRESENT

HARRY  L.  PETERSON    59       DIRECTOR                      MARCH  2001

BIOGRAPHIES

     THE  FOLLOWING  ARE  BRIEF  BIOGRAPHIES  OF  THE  OFFICERS  AND  DIRECTORS:

JOSEPH  F.  OLLIVIER,  PRESIDENT  AND  DIRECTOR.
SINCE 1995, MR. OLLIVIER HAS BEEN A MANAGING MEMBER OF FIRST CAPITAL FUNDING, LLC, A PRIVATE MORTGAGE COMPANY, WHERE HE SUPERVISES LOAN ACTIVITY. MR. OLLIVIER IS RESPONSIBLE FOR OVERSEEING OUR BUDGETING AND FINANCIAL DIRECTION. MR. OLLIVIER IS ALSO THE PRESIDENT OF DATIGEN.COM, INC., A PUBLIC COMPANY, ENGAGED IN THE BUSINESS OF TRIP HAZARD REMOVAL.

LYNN STRATFORD, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, AND DIRECTOR. LYNN STRATFORD IS A NORTHWESTERN MBA GRADUATE. MR. STRATFORD WORKED FOR TWO YEARS WITH ARTHUR ANDERSEN & CO. AFTER GRADUATE SCHOOL. SINCE 1978 MR. STRATFORD HAS BEEN THE FINANCIAL SPECIALIST IN HIS OWN VENTURE CAPITALIST FIRM, STARTING NEW COMPANIES AS WELL AS BUYING AND SELLING COMPANIES. MR. STRATFORD HAS EXPERTISE IN MANAGEMENT, ACCOUNTING, COMPUTERS, AND FINANCIAL ANALYSIS.

HARRY  L.  PETERSON,  DIRECTOR.
HARRY L. ("PETE") PETERSON HAS SERVED SINCE 1987 AS THE PRESIDENT OF BUSINESS INSURANCE GROUP, INC., A PRIVATE COMPANY BASED IN SALT LAKE CITY, UTAH, THAT PROVIDES EMPLOYEE BENEFIT BROKERAGE AND ADMINISTRATIVE SERVICES TO BUSINESSES.

BOARD  COMMITTEES;  CODE  OF  ETHICS

     THERE ARE NO STANDING COMMITTEES OF THE BOARD OF DIRECTORS. DUE TO THE FACT THE MOUNTAIN OIL HAS LIMITED OPERATIONS, THE BOARD OF DIRECTORS DETERMINED THAT IT IS NOT NECESSARY OR PRACTICAL FOR MOUNTAIN OIL TO ESTABLISH AN AUDIT COMMITTEE, RECRUIT A FINANCIAL EXPERT TO SERVE ON THE BOARD, OR ADOPT AN AUDIT COMMITTEE CHARTER. MOUNTAIN OIL HAS ADOPTED A CODE OF ETHICS APPLICABLE TO ITS PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER, A COPY OF WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS AN EXHIBIT TO THIS REPORT.

     ITEM  10.  EXECUTIVE  COMPENSATION

ANNUAL  COMPENSATION

     THE TABLE ON THE FOLLOWING PAGE SETS FORTH CERTAIN INFORMATION REGARDING THE ANNUAL AND LONG-TERM COMPENSATION FOR SERVICES IN ALL CAPACITIES TO MOUNTAIN OIL FOR THE PRIOR FISCAL YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001, OF THOSE PERSONS WHO WERE EITHER (I) THE CHIEF EXECUTIVE OFFICER DURING THE LAST COMPLETED FISCAL YEAR OR (II) ONE OF THE OTHER FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS AS OF THE END OF THE LAST COMPLETED FISCAL YEAR WHOSE ANNUAL SALARY AND BONUSES EXCEEDED $100,000 (COLLECTIVELY, THE "NAMED EXECUTIVE OFFICERS").

                                          ANNUAL                      LONG  TERM
                                          COMPENSATION              COMPENSATION
                                                          SECURITIES  UNDERLYING
NAME & PRINCIPAL POSITION          YEAR      SALARY($)       OPTIONS/SARS  (#)
CRAIG  K.  PHILLIPS,  PRESIDENT    2003         9,818                 -0-
                                   2002        36,000                 -0-
                                   2001        36,000              25,000

STOCK  OPTIONS

     NO  OPTIONS  WERE  GRANTED  TO  THE  NAMED  EXECUTIVE  OFFICERS  IN  2003.

     THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO UNEXERCISED OPTIONS HELD BY THE NAMED EXECUTIVE OFFICERS. NO OUTSTANDING OPTIONS HELD BY THE NAMED EXECUTIVE OFFICERS WERE EXERCISED IN 2003.

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



NAME  AND
PRINCIPAL  POSITION

CRAIG  K.  PHILLIPS  (1)        -0-/  -0-                        -0-/  -0-
  PRESIDENT

(1)     UPON RESIGNATION, OPTIONS HELD BY CRAIG K. PHILLIPS IMMEDIATELY EXPIRED.

DESCRIPTION  OF  LONG  TERM  STOCK  INCENTIVE  PLAN

     THE PURPOSE OF THE LONG TERM STOCK INCENTIVE PLAN IS TO PROVIDE DIRECTORS, OFFICERS, EMPLOYEES, AND CONSULTANTS WITH ADDITIONAL INCENTIVES BY INCREASING THEIR OWNERSHIP INTEREST IN MOUNTAIN OIL. DIRECTORS, OFFICERS, AND OTHER EMPLOYEES OF MOUNTAIN OIL AND ITS SUBSIDIARIES ARE ELIGIBLE TO PARTICIPATE IN THE PLAN. IN ADDITION, AWARDS MAY BE GRANTED TO CONSULTANTS PROVIDING VALUABLE SERVICES TO MOUNTAIN OIL. AS OF DECEMBER 31, 2003, MOUNTAIN OIL EMPLOYED THREE INDIVIDUALS WHO ARE ELIGIBLE TO PARTICIPATE IN THE PLAN. A COMMITTEE OF THE BOARD OR THE ENTIRE BOARD GRANTS AWARDS UNDER THE PLAN. AWARDS MAY INCLUDE INCENTIVE STOCK OPTIONS, NON-QUALIFIED STOCK OPTIONS, STOCK APPRECIATION RIGHTS, STOCK UNITS, RESTRICTED STOCK, RESTRICTED STOCK UNITS, PERFORMANCE SHARES, OR PERFORMANCE UNITS.

     THE COMMITTEE OR THE BOARD OF DIRECTORS HAS DISCRETION TO DETERMINE THE TERMS OF A PLAN AWARD, INCLUDING THE TYPE OF AWARD, NUMBER OF SHARES OR UNITS COVERED BY THE AWARD, OPTION PRICE, TERM, VESTING SCHEDULE, AND POST-TERMINATION EXERCISE PERIOD OR PAYMENT. NOTWITHSTANDING THIS DISCRETION: (I) THE NUMBER OF SHARES SUBJECT TO AN AWARD GRANTED TO ANY INDIVIDUAL IN ANY CALENDAR YEAR MAY NOT EXCEED 100,000 SHARES; (II) THE OPTION PRICE PER SHARE OF COMMON STOCK MAY NOT BE LESS THAN 100 PERCENT OF THE FAIR MARKET VALUE OF SUCH SHARE AT THE TIME OF GRANT OR LESS THAN 110% OF THE FAIR MARKET VALUE OF SUCH SHARES IF THE OPTION IS AN INCENTIVE STOCK OPTION GRANTED TO A STOCKHOLDER OWNING MORE THAN 10% OF THE COMBINED VOTING POWER OF ALL CLASSES OF THE STOCK OF MOUNTAIN OIL (A "10% STOCKHOLDER"); AND (III) THE TERM OF ANY INCENTIVE STOCK OPTION MAY NOT EXCEED 10 YEARS, OR FIVE YEARS IF THE OPTION IS GRANTED TO A 10% STOCKHOLDER. AS OF DECEMBER 31, 2003, AWARDS IN THE FORM OF STOCK OPTIONS TO PURCHASE A TOTAL OF 50,000 SHARES WERE OUTSTANDING UNDER THE PLAN. THIS INCLUDES OPTIONS ISSUED TO JOSEPH F. OLLIVIER TO PURCHASE 25,000 SHARES AT AN EXERCISE PRICE OF $1.00 PER SHARE THAT EXPIRE IN JANUARY 2010, AND OPTIONS ISSUED TO HARRY L. PETERSON TO PURCHASE 25,000 SHARES AT AN EXERCISE PRICE OF $2.25 PER SHARE THAT EXPIRE IN MARCH 2011.

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

     ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
     MANAGEMENT

     THE  FOLLOWING  TABLE  SETS  FORTH  AS OF DECEMBER 31, 2003, THE NUMBER AND
PERCENTAGE OF THE OUTSTANDING SHARES OF COMMON STOCK WHICH, ACCORDING TO THE INFORMATION SUPPLIED TO MOUNTAIN OIL, WERE BENEFICIALLY OWNED BY (I) EACH PERSON WHO IS CURRENTLY A DIRECTOR, (II) EACH EXECUTIVE OFFICER, (III) ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP AND (IV) EACH PERSON WHO, TO OUR KNOWLEDGE, IS THE BENEFICIAL OWNER OF MORE THAN 5% OF THE OUTSTANDING COMMON STOCK. EXCEPT AS OTHERWISE INDICATED, THE PERSONS NAMED IN THE TABLE HAVE SOLE VOTING AND DISPOSITIVE POWER WITH RESPECT TO ALL SHARES BENEFICIALLY OWNED, SUBJECT TO COMMUNITY PROPERTY LAWS WHERE APPLICABLE.


NAME  AND  ADDRESS                           COMMON  SHARES     PERCENT OF CLASS
(1)

JOSEPH  F.  OLLIVIER  (2)(3)                   307,800               13.26
3191  N.  CANYON  RD.
PROVO,  UT  84604

HARRY  L.  PETERSON  (2)(4)                   184,117                 7.93
2063  N.  MAIN
CENTERVILLE,  UT  84014

LYNN  STRATFORD  (2)(3)                       145,000                 6.25
2063  N.  MAIN
CENTERVILLE,  UT  84014

ALL  OFFICERS  AND  DIRECTORS  AS
A  GROUP  (3  PERSONS)                        636,917                27.44

(1) THESE FIGURES REPRESENT THE PERCENTAGE OF OWNERSHIP OF THE NAMED INDIVIDUALS ASSUMING EACH OF THEM ALONE HAS EXERCISED HIS OPTIONS, AND PERCENTAGE OWNERSHIP OF ALL OFFICERS AND DIRECTORS AS A GROUP ASSUMING ALL PURCHASE RIGHTS HELD BY SUCH INDIVIDUALS ARE EXERCISED.

(2)  THESE  PERSONS  ARE  ALL  EXECUTIVE  OFFICERS OR DIRECTORS OF MOUNTAIN OIL.

(3) THE NUMBER OF SHARES LISTED FOR JOSEPH F. OLLIVIER INCLUDES SHARES ISSUABLE UNDER AN OPTION TO PURCHASE 25,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $1.00 PER SHARE. THE NUMBER OF SHARES LISTED FOR LYNN STRATFORD ARE HELD 40,000 SHARES IN THE NAME OF LRS UNITRUST #3 AND LYNN R. STRATFORD AS TRUSTEE; AND 105,000 SHARES IN THE NAME OF LYNN R. STRATFORD.

(4) THE SHARES ATTRIBUTED TO HARRY L. PETERSON INCLUDE 111,117 SHARES HELD IN THE NAME OF PKP INVESTMENTS, A LIMITED LIABILITY COMPANY OF WHICH MR. PETERSON IS THE PRESIDENT, 25,000 SHARES ISSUABLE UNDER AN OPTION AT AN EXERCISE PRICE OF $2.25 PER SHARE, AND 48,000 SHARES IN THE NAME OF HARRY L. PETERSON.

     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     ON  MARCH  1,  2003,  MOUNTAIN  OIL  EXECUTED AN AGREEMENT THAT EFFECTIVELY
REDUCED THE OUTSTANDING SHARES OF THE COMPANY, ELIMINATED THE COMPANY'S DEBT, AND LEASED THE EQUIPMENT TO A NEW ENTITY NAMED MOUNTAIN OIL AND GAS (MOG), OF WHICH CRAIG PHILLIPS AND DANIEL SAM ARE THE OFFICERS AND DIRECTORS. CRAIG PHILLIPS AND DANIEL SAM RESIGNED FROM THE BOARD OF DIRECTORS AND AS OFFICERS OF THE COMPANY. JOSEPH OLLIVIER IS NOW PRESIDENT OF MOUNTAIN OIL AND LYNN STRATFORD WAS ADDED TO THE BOARD OF DIRECTORS AND ALSO BECOME THE SECRETARY, TREASURER, AND CHIEF FINANCIAL OFFICER OF THE CORPORATION.

     ON JANUARY 22, 2004 MOUNTAIN OIL SIGNED A DEFINITIVE AGREEMENT FOR THE ACQUISITION OF DENTAL COOPERATIVE, INC. THE DEFINITIVE AGREEMENT PROVIDES FOR THE ISSUANCE OF 18,823,288 SHARES OF MOUNTAIN OIL COMMON STOCK IN EXCHANGE FOR ALL THE ISSUED AND OUTSTANDING CAPITAL STOCK OF DENTAL COOPERATIVE, SO THAT THE SHAREHOLDERS OF DENTAL COOPERATIVE WILL RECEIVE IN THE ACQUISITION A SUBSTANTIAL MAJORITY OF THE THEN OUTSTANDING COMMON STOCK OF MOUNTAIN OIL. HARRY L. ("PETE") PETERSON, A DIRECTOR AND SHAREHOLDER OF MOUNTAIN OIL, IS A SHAREHOLDER OF DENTAL COOPERATIVE. JOSEPH OLLIVIER, AN OFFICER, DIRECTOR, AND SHAREHOLDER OF MOUNTAIN OIL, IS A MINORITY EQUITY PARTICIPANT IN CENTENNIAL PARTNERS, LTD., WHICH IS A SHAREHOLDER OF DENTAL COOPERATIVE. CONSEQUENTLY BOTH MESSRS. PETERSON AND OLLIVIER WILL RECEIVE, DIRECTLY OR INDIRECTLY, SHARES OF MOUNTAIN OIL IN THE ACQUISITION. IN CONNECTION WITH NEGOTIATING THE DEFINITIVE
AGREEMENT, DENTAL COOPERATIVE REQUESTED THAT MESSRS. PETERSON AND OLLIVIER REFRAIN FROM SELLING ANY SHARES OF THEIR COMMON STOCK IN MOUNTAIN OIL FOR A PERIOD OF 13 MONTHS FOLLOWING THE ACQUISITION, AND MESSRS. PETERSON AND OLLIVIER AGREED TO ENTER INTO AN AGREEMENT TO THAT EFFECT.

     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

EXHIBIT  NO.  TITLE  OF  DOCUMENT

    3.1     ARTICLES  OF  INCORPORATION*

    3.2     AMENDED  ARTICLES  OF  INCORPORATION*

    3.3     BY-LAWS*

   10.1     FORM  OF  OIL  AND  GAS  LEASE  WITH  U.S.  BUREAU  OF  LAND*
               MANAGEMENT**

   10.2     FORM  OF  OIL  AND  GAS  LEASE  WITH  U.S.  BUREAU  OF  LAND*
            MANAGEMENT**

   10.3     FORM  OF  OIL  AND  GAS  LEASE  WITH  U.S.  BUREAU  OF*
            INDIAN  AFFAIRS**


   10.4     FORM  OF  OIL  AND  GAS  LEASE  WITH  PRIVATE  PERSON  **  *

   10.5     SCHEDULE  OF  LEASES  WITH  BLM,  BIA,  AND  PRIVATE*
            PERSONS*

   10.6     OPTIONS  ISSUED  TO  MANAGEMENT  -  OLLIVIER*

   10.7     OPTIONS  ISSUED  TO  MANAGEMENT  -  PETERSON

   10.8     STOCK  OPTION  PLAN*

   10.9 AGREEMENT AND PLAN OF REORGANIZATION DATED JANUARY 22, 2004, WITH DENTAL COOPERATIVE, INC. **
              WITHOUT
                 DISCLOSURE  SCHEDULES  OF  DENTAL  COOPERATIVE,  INC.
                 DISCLOSURE  SCHEDULES  OF  MOUNTAIN  OIL,  INC.
                 EXHIBIT  A  -  FORM  OF  ARTICLES  OF  MERGER
                 EXHIBIT  B  -  FORM  OF  CERTIFICATE  SURRENDER  FORM
                 EXHIBIT  C  -  FORM  OF  INDEMNITY  AGREEMENT
                 EXHIBIT  D  -  FORM  OF  LOCKUP  AGREEMENT

   14.1     CODE  OF  ETHICS

   31.1    CERTIFICATION  OF  PRINCIPAL  EXECUTIVE  OFFICER
                            PURSUANT  TO  RULE  13A-15(E)  OF  THE  SECURITIES
                            EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (THIS FILING).

   31.2    CERTIFICATION  OF  PRINCIPAL  FINANCIAL  OFFICER
                            PURSUANT  TO  RULE  13A-15(E)  OF  THE  SECURITIES
                            EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (THIS FILING).

   32.1    CERTIFICATION  OF  PRINCIPAL  EXECUTIVE  OFFICER
                            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (THIS FILING).

   32.2    CERTIFICATION  OF  PRINCIPAL  FINANCIAL  OFFICER
                            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (THIS FILING).

* THESE EXHIBITS ARE INCORPORATED HEREIN BY THIS REFERENCE TO MOUNTAIN OIL'S REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 25, 2000 AS AMENDED BY AMENDMENT NO. 1 FILED ON OCTOBER 19, 2000, AMENDMENT NO. 2 FILED ON DECEMBER 27, 2000, AND AMENDMENT NO. 3 FILED ON JANUARY 16, 2001.

**  THIS  EXHIBIT IS INCORPORATED HEREIN BY THIS REFERENCE TO THE CURRENT REPORT
ON  FORM  8-K  FILED  WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 6,
2004.

FORM  8-K  FILINGS

     NO REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER ENDED DECEMBER 31,2003.

     ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     THE AGGREGATE FEES BILLED BY OUR PRINCIPAL ACCOUNTING FIRM, TANNER & COMPANY, FOR FEES BILLED FOR FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002 ARE AS FOLLOWS:

                                           2003        2002

AUDIT  FEES                              19,000      18,000
AUDIT  RELATED  FEES                      7,000      11,000
 TOTAL  AUDIT  AND  RELATED  FEES
TAX  FEES                                     -       1,000
ALL  OTHER  FEES
 TOTAL  FEES                             26,000      30,000

     AUDIT RELATED FEES WERE FOR REVIEWS OF OUR FILINGS FOR FORM 10-QSB FOR 2003 AND 2002, AND PREPARATION OF FINANCIAL STATEMENTS GIVING EFFECT TO THE DISPOSTION OF ASSETS TO MOG IN 2003.

     OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER APPROVED EACH OF THE PERMITTED NON-AUDIT SERVICES. SINCE MOUNTAIN OIL HAS LIMITED OPERATIONS, THE BOARD HAS DETERMINED IT IS NOT NECESSARY OR PRACTICAL TO ESTABLISH AN AUDIT COMMITTEE OR ADOPT AN AUDIT COMMITTEE CHARTER.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                            MOUNTAIN  OIL,  INC.

DATE:  JANUARY 29, 2004                       BY:/S/ JOSEPH OLLIVIER
                                                     ---------------
                                                       PRESIDENT,CEO

DATE:  JANUARY  29,  2004                       BY  /S/  LYNN  STRATFORD,
                                                         ----------------
                                               CHIEF FINANCIAL  OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE
CAPACITIES  AND  ON  THE  DATES  INDICATED.



DATE:  JANUARY  29,  2004                       /S/ JOSEPH F. OLLIVIER, DIRECTOR


DATE:  JANUARY  29,  2004                       /S/  LYNN  STRATFORD,  DIRECTOR


DATE:  JANUARY  29,  2004                       /S/  HARRY L. PETERSON, DIRECTOR