Form 10KSB/A
period 2003-12-31
MOUNTAIN OIL INC
filed 2004-04-02
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A


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

                               MOUNTAIN OIL, INC.

      CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL OFFICERS

I.     INTRODUCTION

     THIS CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL OFFICERS (THE "CODE") HELPS MAINTAIN THE STANDARDS OF BUSINESS CONDUCT FOR MOUNTAIN OIL, INC. (THE "COMPANY"), AND ENSURES COMPLIANCE WITH LEGAL REQUIREMENTS, SPECIFICALLY SECTION 406 OF THE SARBANES-OXLEY ACT OF 2002, AND THE SEC RULES PROMULGATED THERE UNDER. THE PURPOSE OF THE CODE IS TO DETER WRONGDOING AND
PROMOTE ETHICAL CONDUCT. THE MATTERS COVERED IN THIS CODE ARE OF THE UTMOST IMPORTANCE TO THE COMPANY, OUR SHAREHOLDERS AND OUR BUSINESS PARTNERS. FURTHER, THESE ARE ESSENTIAL SO THAT WE CAN CONDUCT OUR BUSINESS IN ACCORDANCE WITH OUR BUSINESS VALUES.

     THE  CODE  IS APPLICABLE TO THE FOLLOWING PERSONS, REFERRED TO AS OFFICERS:

-     OUR  PRINCIPAL  EXECUTIVE  OFFICER,

-     OUR  PRINCIPAL  FINANCIAL  OFFICER,

-     OUR  PRINCIPAL  ACCOUNTING  OFFICER  OR  CONTROLLER,  AND

- ALL PROFESSIONALS SERVING IN THE ROLES OF FINANCE, TAX, ACCOUNTING, PURCHASE, TREASURY, INTERNAL AUDIT, FINANCIAL ANALYST AND INVESTOR RELATIONS. FURTHER, THIS INCLUDES ALL MEMBERS OF THE SENIOR MANAGEMENT, THE MEMBERS OF THE AUDIT COMMITTEE, AND MEMBERS OF THE BOARD OF MOUNTAIN OIL AND ITS SUBSIDIARIES.

     ETHICAL BUSINESS CONDUCT IS CRITICAL TO OUR BUSINESS. ACCORDINGLY, OFFICERS ARE EXPECTED TO READ AND UNDERSTAND THIS CODE, UPHOLD THESE STANDARDS IN DAY-TO-DAY ACTIVITIES, AND COMPLY WITH: ALL APPLICABLE LAWS; RULES AND REGULATIONS; ANY CODE OF CONDUCT THE COMPANY MAY ADOPT FROM TIME TO TIME; AND ALL APPLICABLE POLICIES AND PROCEDURES ADOPTED BY THE COMPANY THAT GOVERN THE CONDUCT OF ITS EMPLOYEES.

     BECAUSE THE PRINCIPLES DESCRIBED IN THIS CODE ARE GENERAL IN NATURE, QUESTIONS ABOUT SPECIFIC MATTERS OR ISSUES SHOULD BE DIRECTED TO EITHER THE PRESIDENT OR CHIEF FINANCIAL OFFICER OF THE COMPANY. IF THE PRESIDENT OR CHIEF FINANCIAL OFFICER HAVE QUESTIONS ABOUT SPECIFIC MATTERS OR ISSUES, THEY SHOULD DIRECT THEIR INQUIRY TO THE CHAIRMAN OF THE COMPANY'S AUDIT COMMITTEE.

     NOTHING IN THIS CODE, IN ANY COMPANY POLICIES AND PROCEDURES, OR IN OTHER RELATED COMMUNICATIONS (VERBAL OR WRITTEN), CREATES OR IMPLIES AN EMPLOYMENT CONTRACT OR TERM OF EMPLOYMENT.

     OFFICERS SHOULD SIGN THE ACKNOWLEDGMENT FORM AT THE END OF THIS CODE AND RETURN THE FORM TO THE HR DEPARTMENT INDICATING THAT THEY HAVE RECEIVED, READ AND UNDERSTOOD, AND AGREE TO COMPLY WITH THE CODE. THE SIGNED ACKNOWLEDGMENT FORM WILL BE LOCATED IN EACH OFFICER'S PERSONNEL FILES. EACH YEAR, AS PART OF THEIR ANNUAL REVIEW, OFFICERS WILL BE ASKED TO SIGN AN ACKNOWLEDGMENT INDICATING THEIR CONTINUED UNDERSTANDING OF THE CODE.

II.     HONEST  AND  ETHICAL  CONDUCT

     WE EXPECT ALL OFFICERS TO ACT IN ACCORDANCE WITH THE HIGHEST STANDARDS OF PERSONAL AND PROFESSIONAL INTEGRITY, HONESTY AND ETHICAL CONDUCT, WHILE WORKING ON THE COMPANY'S PREMISES, AT OFFSITE LOCATIONS WHERE THE COMPANY'S BUSINESS IS BEING CONDUCTED, AT COMPANY SPONSORED BUSINESS AND SOCIAL EVENTS, OR AT ANY OTHER PLACE WHERE OFFICERS ARE REPRESENTING THE COMPANY.

     WE CONSIDER HONEST CONDUCT TO BE CONDUCT THAT IS FREE FROM FRAUD OR DECEPTION. WE CONSIDER ETHICAL CONDUCT TO BE CONDUCT CONFORMING TO THE ACCEPTED PROFESSIONAL STANDARDS OF CONDUCT. ETHICAL CONDUCT INCLUDES THE ETHICAL HANDLING OF ACTUAL OR APPARENT CONFLICTS OF INTEREST BETWEEN PERSONAL AND
PROFESSIONAL  RELATIONSHIPS.  THIS  IS  DISCUSSED  IN MORE DETAIL IN SECTION III
BELOW.

     IN ALL CASES, IF YOU ARE UNSURE ABOUT THE APPROPRIATENESS OF AN EVENT OR ACTION, PLEASE SEEK ASSISTANCE IN INTERPRETING THE REQUIREMENTS OF THESE PRACTICES.

III.     CONFLICTS  OF  INTEREST

     AN OFFICER'S DUTY TO THE COMPANY DEMANDS THAT HE OR SHE AVOIDS AND DISCLOSES ACTUAL AND APPARENT CONFLICTS OF INTEREST. A CONFLICT OF INTEREST EXISTS WHERE THE INTERESTS OR BENEFITS OF ONE PERSON OR ENTITY CONFLICT WITH THE INTERESTS OR BENEFITS OF THE COMPANY. EXAMPLES INCLUDE:

     A. EMPLOYMENT/ OUTSIDE EMPLOYMENT. IN CONSIDERATION OF EMPLOYMENT WITH THE COMPANY, OFFICERS WHO ARE FULL TIME EMPLOYEES ARE EXPECTED TO DEVOTE THEIR FULL ATTENTION TO THE BUSINESS INTERESTS OF THE COMPANY. SUCH OFFICERS ARE PROHIBITED FROM ENGAGING IN ANY ACTIVITY THAT INTERFERES WITH THEIR PERFORMANCE OR RESPONSIBILITIES TO THE COMPANY, OR IS OTHERWISE IN CONFLICT WITH OR PREJUDICIAL TO THE COMPANY.

OUR POLICY IS TO PROHIBIT OFFICERS FROM ACCEPTING SIMULTANEOUS EMPLOYMENT WITH SUPPLIERS, CUSTOMERS, DEVELOPERS OR COMPETITORS OF THE COMPANY, OR FROM TAKING
PART  IN  ANY  ACTIVITY  THAT  ENHANCES  OR  SUPPORTS  A  COMPETITOR'S POSITION.
ADDITIONALLY, OFFICERS MUST DISCLOSE TO THE COMPANY'S AUDIT COMMITTEE, ANY INTEREST THAT THEY HAVE THAT MAY CONFLICT WITH THE BUSINESS OF THE COMPANY.

     B. OUTSIDE DIRECTORSHIPS. IT IS A CONFLICT OF INTEREST TO SERVE AS A DIRECTOR OF ANY COMPANY THAT COMPETES WITH THE COMPANY. OFFICERS MUST FIRST OBTAIN APPROVAL FROM THE COMPANY'S AUDIT COMMITTEE BEFORE ACCEPTING A DIRECTORSHIP.

     C. BUSINESS INTERESTS. IF AN OFFICER IS CONSIDERING INVESTING IN ANY CUSTOMER, SUPPLIER, DEVELOPER OR COMPETITOR OF THE COMPANY, HE OR SHE MUST FIRST TAKE CARE TO ENSURE THAT THESE INVESTMENTS DO NOT COMPROMISE THEIR RESPONSIBILITIES TO THE COMPANY. IT IS OUR POLICY THAT OFFICERS FIRST OBTAIN APPROVAL FROM THE COMPANY'S AUDIT COMMITTEE BEFORE MAKING SUCH AN INVESTMENT. MANY FACTORS SHOULD BE CONSIDERED IN DETERMINING WHETHER A CONFLICT EXISTS,
INCLUDING THE SIZE AND NATURE OF THE INVESTMENT; THE OFFICER'S ABILITY TO INFLUENCE THE COMPANY'S DECISIONS; HIS OR HER ACCESS TO CONFIDENTIAL INFORMATION OF THE COMPANY OR OF THE OTHER COMPANY; AND THE NATURE OF THE RELATIONSHIP BETWEEN THE COMPANY AND THE OTHER COMPANY.

     D.     RELATED  PARTIES.  AS  A  GENERAL  RULE,  OFFICERS  SHOULD  AVOID
CONDUCTING COMPANY BUSINESS WITH A RELATIVE, OR WITH A BUSINESS IN WHICH A RELATIVE IS ASSOCIATED IN ANY SIGNIFICANT ROLE. RELATIVES INCLUDE SPOUSE, SIBLINGS, CHILDREN, PARENTS, GRANDPARENTS, GRANDCHILDREN, AUNTS, UNCLES, NIECES, NEPHEWS, COUSINS, STEP RELATIONSHIPS, AND IN-LAWS. THE COMPANY DISCOURAGES THE EMPLOYMENT OF RELATIVES OF OFFICERS IN POSITIONS OR ASSIGNMENTS WITHIN THE SAME DEPARTMENT. FURTHER, THE COMPANY PROHIBITS THE EMPLOYMENT OF SUCH INDIVIDUALS IN POSITIONS THAT HAVE A FINANCIAL DEPENDENCE OR INFLUENCE (E.G., AN AUDITING OR CONTROL RELATIONSHIP, OR A SUPERVISOR/ SUBORDINATE RELATIONSHIP).

     E. PAYMENTS OR GIFTS FROM OTHERS. UNDER NO CIRCUMSTANCES MAY OFFICERS ACCEPT ANY OFFER, PAYMENT, PROMISE TO PAY, OR AUTHORIZATION TO PAY ANY MONEY, GIFT, OR ANYTHING OF VALUE FROM CUSTOMERS, VENDORS, CONSULTANTS, ETC., THAT IS PERCEIVED AS INTENDED, DIRECTLY OR INDIRECTLY, TO INFLUENCE ANY BUSINESS DECISION, ANY ACT OR FAILURE TO ACT, ANY COMMITMENT OF FRAUD, OR OPPORTUNITY FOR THE COMMITMENT OF ANY FRAUD. INEXPENSIVE GIFTS, INFREQUENT BUSINESS MEALS,
CELEBRATORY EVENTS AND ENTERTAINMENT, PROVIDED THAT THEY ARE NOT EXCESSIVE OR CREATE AN APPEARANCE OF IMPROPRIETY, DO NOT VIOLATE THIS POLICY. BEFORE ACCEPTING ANYTHING OF VALUE FROM AN EMPLOYEE OF A GOVERNMENT ENTITY, PLEASE CONTACT THE PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE.
QUESTIONS REGARDING WHETHER A PARTICULAR PAYMENT OR GIFT VIOLATES THIS POLICY ARE TO BE DIRECTED TO PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE. GIFTS GIVEN BY THE COMPANY TO SUPPLIERS OR CUSTOMERS, OR RECEIVED FROM SUPPLIERS OR CUSTOMERS, SHOULD BE APPROPRIATE TO THE CIRCUMSTANCES AND SHOULD NEVER HE OF A KIND THAT COULD CREATE AN APPEARANCE OF IMPROPRIETY. THE NATURE AND COST MUST ALWAYS BE ACCURATELY RECORDED IN THE COMPANY'S BOOKS AND RECORDS.

     F. CORPORATE OPPORTUNITIES. OFFICERS MAY NOT EXPLOIT FOR THEIR OWN PERSONAL GAIN, OPPORTUNITIES THAT ARE DISCOVERED THROUGH THE USE OF CORPORATE PROPERTY, INFORMATION OR POSITION, UNLESS THE OPPORTUNITY IS DISCLOSED FULLY IN WRITING TO THE COMPANY'S BOARD OF DIRECTORS AND THE BOARD DECLINES TO PURSUE SUCH OPPORTUNITY.

     G. OTHER SITUATIONS. BECAUSE OTHER CONFLICTS OF INTEREST MAY ARISE, IT WOULD BE IMPRACTICAL TO ATTEMPT TO LIST ALL POSSIBLE SITUATIONS. IF A PROPOSED TRANSACTION OR SITUATION RAISES ANY QUESTIONS OR DOUBTS, OFFICERS MUST CONSULT PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE

IV.     DISCLOSURE  TO  THE  SEC  AND  THE  PUBLIC

     OUR POLICY IS TO PROVIDE FULL, FAIR, ACCURATE, TIMELY, AND UNDERSTANDABLE DISCLOSURE IN REPORTS AND DOCUMENTS THAT WE FILE WITH, OR SUBMIT TO, THE SEC AND IN OUR OTHER PUBLIC COMMUNICATIONS. ACCORDINGLY, OUR OFFICERS MUST ENSURE THAT THEY AND OTHERS IN THE COMPANY COMPLY WITH OUR DISCLOSURE CONTROLS AND PROCEDURES, AND OUR INTERNAL CONTROLS FOR FINANCIAL REPORTING.

V.     COMPLIANCE  WITH  GOVERNMENTAL
     LAWS,  RULES  AND  REGULATIONS

     OFFICERS MUST COMPLY WITH ALL APPLICABLE GOVERNMENTAL LAWS, RULES AND REGULATIONS. OFFICERS MUST ACQUIRE APPROPRIATE KNOWLEDGE OF THE LEGAL
REQUIREMENTS RELATING TO THEIR DUTIES SUFFICIENT TO ENABLE THEM TO RECOGNIZE POTENTIAL DANGERS, AND TO KNOW WHEN TO SEEK ADVICE FROM MORE SENIOR OFFICERS OR THE AUDIT COMMITTEE. VIOLATIONS OF APPLICABLE GOVERNMENTAL LAWS, RULES AND REGULATIONS MAY SUBJECT OFFICERS TO INDIVIDUAL CRIMINAL OR CIVIL LIABILITY, AS WELL AS TO DISCIPLINARY ACTION BY THE COMPANY. SUCH INDIVIDUAL VIOLATIONS MAY ALSO SUBJECT THE COMPANY TO CIVIL OR CRIMINAL LIABILITY OR THE LOSS OF BUSINESS.

VI.     VIOLATIONS  OF  THE  CODE

     PART OF AN OFFICER'S JOB, AND OF HIS OR HER ETHICAL RESPONSIBILITY, IS TO HELP ENFORCE THIS CODE. OFFICERS SHOULD BE ALERT TO POSSIBLE VIOLATIONS AND REPORT THIS TO PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE. OFFICERS MUST COOPERATE IN ANY INTERNAL OR EXTERNAL INVESTIGATIONS OF POSSIBLE VIOLATIONS. REPRISAL, THREAT, RETRIBUTION OR RETALIATION AGAINST ANY PERSON WHO HAS, IN GOOD FAITH, REPORTED A VIOLATION OR A SUSPECTED VIOLATION OF LAW, THIS
CODE OR OTHER COMPANY POLICIES, OR AGAINST ANY PERSON WHO IS ASSISTING IN ANY INVESTIGATION OR PROCESS WITH RESPECT TO SUCH A VIOLATION, IS PROHIBITED.

     ACTUAL VIOLATIONS OF LAW, THIS CODE, OR OTHER COMPANY POLICIES OR PROCEDURES, SHOULD BE PROMPTLY REPORTED TO PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE.

     THE COMPANY WILL TAKE APPROPRIATE ACTION AGAINST ANY OFFICER WHOSE ACTIONS ARE FOUND TO VIOLATE THE CODE OR ANY OTHER POLICY OF THE COMPANY. DISCIPLINARY ACTIONS MAY INCLUDE IMMEDIATE TERMINATION OF EMPLOYMENT AT THE COMPANY'S SOLE DISCRETION. WHERE THE COMPANY HAS SUFFERED A LOSS, IT MAY PURSUE ITS REMEDIES AGAINST THE INDIVIDUALS OR ENTITIES RESPONSIBLE. WHERE LAWS HAVE BEEN VIOLATED, THE COMPANY WILL COOPERATE FULLY WITH THE APPROPRIATE AUTHORITIES.

VII.     WAIVERS  AND  AMENDMENTS  OF  THE  CODE

     WE ARE COMMITTED TO CONTINUOUSLY REVIEWING AND UPDATING OUR POLICIES AND PROCEDURES. THEREFORE, THIS CODE IS SUBJECT TO MODIFICATION. ANY AMENDMENT OR WAIVER OF ANY PROVISION OF THIS CODE MUST BE APPROVED IN WRITING BY THE COMPANY'S BOARD OF DIRECTORS AND PROMPTLY DISCLOSED ON THE COMPANY'S WEBSITE AND IN APPLICABLE REGULATORY FILINGS PURSUANT TO APPLICABLE LAWS AND REGULATIONS, TOGETHER WITH DETAILS ABOUT THE NATURE OF THE AMENDMENT OR WAIVER.

VIII. ACKNOWLEDGMENT OF RECEIPT OF CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL OFFICERS

     I  HAVE  RECEIVED  AND  READ  THE  COMPANY'S  CODE  OF ETHICS FOR PRINCIPAL
EXECUTIVE  AND  SENIOR  FINANCIAL  OFFICERS  (THE  "CODE").  I  UNDERSTAND  THE
STANDARDS AND POLICIES CONTAINED IN THE CODE AND UNDERSTAND THAT THERE MAY BE ADDITIONAL POLICIES OR LAWS SPECIFIC TO MY JOB. I AGREE TO COMPLY WITH THE CODE.

     IF I HAVE QUESTIONS CONCERNING THE MEANING OR APPLICATION OF THE CODE, ANY COMPANY POLICIES, OR THE LEGAL AND REGULATORY REQUIREMENTS APPLICABLE TO MY JOB, I KNOW I CAN CONSULT THE PRESIDENT OR CHIEF FINANCIAL OFFICER OR, IN THE CASE OF THE PRESIDENT OR CHIEF FINANCIAL OFFICER, THE CHAIRMAN OF THE AUDIT COMMITTEE, AND THAT MY QUESTIONS OR REPORTS TO THESE SOURCES WILL BE MAINTAINED IN CONFIDENCE.



_____________________________________
OFFICER  NAME


_____________________________________
SIGNATURE


_____________________________________
DATE



PLEASE  SIGN  AND  RETURN  THIS  FORM  TO  THE  HR  DEPARTMENT.

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