Form 10QSB
period 2004-03-31
MOUNTAIN OIL INC
filed 2004-05-18
CIK 1103017

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB

              [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                  FOR  THE  NINE  MONTH  PERIOD  ENDED  MARCH  31,  2004

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
EQUITY,  AS  OF  MARCH  31,  2004:  2,326,474   SHARES  OF  COMMON  STOCK.

TRANSITIONAL  SMALL  BUSINESS  FORMAT:  YES  [  ]  NO  [X]

DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                                  FORM  10-QSB
                               MOUNTAIN  OIL,  INC.

                                      INDEX
                                                                            PAGE

PART  I.     FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS                                           3

     BALANCE  SHEET  AS  OF  MARCH  31,  2004  (UNAUDITED)                     3

     STATEMENT  OF  OPERATIONS  FOR  THE  THREE  MONTHS
ENDED  MARCH  31,  2004  AND  2003  (UNAUDITED)                                4

     STATEMENT  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS                       5
ENDED  MARCH  31,  2004  AND  2003  (UNAUDITED)

     NOTES  TO  FINANCIAL  STATEMENTS                                          7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                         8
OF  FINANCIAL  CONDITION

ITEM  3.  CONTROLS  AND  PROCEDURES                                            8

PART  II.      OTHER  INFORMATION


SIGNATURES                                                                    10

CERTIFICATION  OF  FINANCIAL  STATEMENTS

31.1  CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER UNDER
      SECTION 302 OF SARBANES-OXLEY  ACT  OF  2002

31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

32    CERTIFICATION  UNDER  SECTION  906  OF  SARBANES-OXLEY  ACT  OF  2002

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS






MOUNTAIN OIL, INC.
Unaudited Balance Sheet

                                                        March 31, 2004
                                                        ----------------
ASSETS
------------------------------------------------------

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        78,000
Accounts receivable. . . . . . . . . . . . . . . . . .            4,000
                                                        ----------------

Total current assets . . . . . . . . . . . . . . . . .           82,000

Property and equipment, net. . . . . . . . . . . . . .          661,000
                                                        ----------------

                                                        $       743,000
                                                        ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

Current liabilities:
Deferred gain on discontinued operation - current. . .  $        11,000

Long-term deferred gain on discontinued operations . .           14,000
Asset retirement obligation. . . . . . . . . . . . . .          119,000
                                                        ----------------

Total liabilities. . . . . . . . . . . . . . . . . . .          144,000

Commitments and contingencies. . . . . . . . . . . . .                -

Stockholders' equity:
Preferred stock, no par value, authorized 10,000,000
  shares;  no shares issued or outstanding . . . . . .                -
Common stock, no par value, 50,000,000 shares
  authorized; 2,326,474 shares  issued and outstanding        2,898,000
Accumulated deficit. . . . . . . . . . . . . . . . . .       (2,299,000)
                                                        ----------------

Total stockholders' equity . . . . . . . . . . . . . .          599,000
                                                        ----------------

                                                        $       743,000
                                                        ================


See accompanying notes to financial statements




MOUNTAIN OIL, INC.
Unaudited Statement of Operations

                                                                      Three Months Ended
                                                                          March, 31
                                                                       2004         2003
                                                        --------------------  -----------


Lease revenues from related party. . . . . . . . . . .               20,000        4,000
                                                        --------------------  -----------

                                                                     20,000        4,000

Costs and expenses:
General and administrative expenses. . . . . . . . . .               14,000       13,000
Depreciation, depletion and amortization expense . . .               26,000       21,000
                                                        --------------------  -----------

Total operating expenses . . . . . . . . . . . . . . .               40,000       34,000
                                                        --------------------  -----------

Loss from operations . . . . . . . . . . . . . . . . .              (20,000)     (30,000)
                                                        --------------------  -----------

Other income (expense):
Interest expense . . . . . . . . . . . . . . . . . . .                    -            -
Other income . . . . . . . . . . . . . . . . . . . . .                    -            -
                                                        --------------------  -----------

Loss before provision for income taxes
  and discontinued operations. . . . . . . . . . . . .              (20,000)     (30,000)

Benefit from income taxes. . . . . . . . . . . . . . .                    -            -
                                                        --------------------  -----------

Loss from continuing operations. . . . . . . . . . . .              (20,000)     (30,000)

Discontinued operations:
Gain from discontinued oil and gas
  production activities including gain on
  disposal of $219,000 in 2003 . . . . . . . . . . . .                3,000      204,000
                                                        --------------------  -----------

Net (loss) income. . . . . . . . . . . . . . . . . . .              (17,000)     174,000
                                                        ===================  ===========

Loss per common share from continuing operations -
   basic and diluted . . . . . . . . . . . . . . . . .  $             (0.01)  $    (0.01)
                                                        ===================  ===========

Income per common share from discontinued operations -
   basic and diluted . . . . . . . . . . . . . . . . .  $              0.00   $     0.07
                                                        ===================  ===========

Income (loss) per common share - basic and diluted . .  $             (0.01)  $     0.06
                                                        ===================  ===========

Weighted average number of common shares -
basic and diluted. . . . . . . . . . . . . . . . . . .            2,326,000    3,119,000
                                                        ===================  ===========





MOUNTAIN OIL, INC.
Unaudited Statement of Cash Flows

                                                                Three Months Ended
                                                                     March 31,
                                                                    2004        2003
                                                     --------------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income . . . . . . . . . . . . . . . . .  $           (17,000)  $ 174,000
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and depletion. . . . . . . . . . . . .               26,000      25,000
Gain on disposal of discontinued operations . . . .               (3,000)   (219,000)
Accretion of asset retirement obligation. . . . . .                2,000
Decrease (increase) in:
Accounts receivable . . . . . . . . . . . . . . . .                    -     (21,000)
Inventory . . . . . . . . . . . . . . . . . . . . .                    -       9,000
Increase (decrease) in:
Accounts payable. . . . . . . . . . . . . . . . . .                    -     (15,000)
Accrued liabilities . . . . . . . . . . . . . . . .                    -     (26,000)
                                                     --------------------  ----------

Net cash provided by (used in) operating activities                8,000     (73,000)
                                                     --------------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES-
Proceeds from disposal of equipment. . . . . . . .                     -      34,000
Net cash paid in disposal of assets . . . . . . . .                    -      (8,000)
Purchase of property and equipment. . . . . . . . .                    -      (7,000)
                                                     --------------------  ----------

Net cash provided by investing activities . . . . .                    -      19,000
                                                     --------------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt. . . . . . . . . . . . .                    -      (2,000)
                                                     --------------------  ----------

Net change in cash and cash equivalents . . . . . .                8,000     (56,000)

Cash and cash equivalents at beginning of period. .               70,000     106,000
                                                     --------------------  ----------

Cash and cash equivalents at end of period. . . . .  $            78,000   $  50,000
                                                     ====================  ==========


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
                                                       ---------

GAIN  ON  DISPOSITION  OF  DISCONTINUED  OPERATIONS.  $ 219,000
                                                      ==========




DURING THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 THE COMPANY PAID NO INCOME TAXES.

                               MOUNTAIN  OIL,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS

                           PERIODS  ENDED  MARCH  31,  2004

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION: THE COMPANY IS INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH AND HAS SUBSTANTIALLY DISCONTINUED ITS GAS AND OIL PRODUCING ACTIVITIES AND IS CURRENTLY OPERATING AS A LESSOR OF ITS GAS AND OIL PROPERTIES AND RELATED PROPERTY AND EQUIPMENT.

UNAUDITED FINANCIAL INFORMATION: THE UNAUDITED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND INCLUDE ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ITEMS), WHICH ARE, IN THE OPINION OF THE MANAGEMENT, NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AS OF MARCH 31, 2004 AND
THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003. THE
RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH  31, 2004 ARE NOT
NECESSARILY  INDICATIVE  OF  THE  RESULTS  TO  BE  EXPECTED FOR THE ENTIRE YEAR.

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

THE COMPUTATION OF DILUTED EARNINGS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD PLUS THE COMMON STOCK EQUIVALENTS WHICH WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS AND WARRANTS
OUTSTANDING USING THE TREASURY STOCK METHOD AND THE AVERAGE MARKET PRICE PER SHARE DURING THE PERIOD. OPTIONS TO PURCHASE 100,000 SHARES OF COMMON STOCK AT PRICES RANGING FROM $1.00 TO $2.25 PER SHARE WERE OUTSTANDING AT MARCH 31, 2004
AND  2003.

STOCK-BASED COMPENSATION: THE COMPANY HAS ADOPTED THE DISCLOSURE-ONLY PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED IN THE FINANCIAL STATEMENTS FOR EMPLOYEES, EXCEPT WHEN THE EXERCISE PRICE IS BELOW THE MARKET PRICE OF THE STOCK ON THE DATE OF GRANT. THE COMPANY DID NOT
GRANT ANY STOCK BASED COMPENSATION DURING THE PERIOD ENDED MARCH 31, 2004 AND 2003.


NOTE  2  -  GOING  CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF MARCH 31, 2004, THE COMPANY HAD
A NET LOSS FROM OPERATIONS AND HAS INCURRED SUBSTANTIAL OPERATING LOSSES. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES. MANAGEMENT HAS RESTRUCTURED THE COMPANY'S OPERATIONS, BY SELLING OFF CERTAIN ASSETS AND LEASING OTHERS. MOUNTAIN OIL WILL FOCUS ON LEASING ITS EQUIPMENT, REAL ESTATE, AND WELLS WITH THE INTENTION OF REDUCING OPERATING COSTS AND
OVERHEAD. IF THE COMPANY IS UNABLE TO OBTAIN PROFITABLE OPERATIONS IT WILL REQUIRE ADDITIONAL DEBT OR EQUITY FINANCING. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO SECURE DEBT OR EQUITY FINANCING SHOULD THE NEED ARISE.

NOTE  3  -  DISCONTINUED  OPERATIONS

THE COMPANY ENTERED INTO AN AGREEMENT IN WHICH IT SOLD EQUIPMENT AND OIL AND GAS WELL PROPERTIES AND ASSIGNED SUBSTANTIALLY ALL OF ITS LIABILITIES. IN ADDITION, THE COMPANY LEASED THE REMAINING OF ITS OIL AND GAS RELATED ASSETS AND OTHER PROPERTY TO A COMPANY CONTROLLED BY FORMER OFFICERS/SHAREHOLDERS WITH AN OPTION TO PURCHASE THOSE ASSETS IN APRIL 2004. THE COMPANY HAS EFFECTIVELY DISCONTINUED ITS OIL AND GAS PRODUCING ACTIVITIES. THEREFORE ALL OPERATIONS RELATING TO OIL AND GAS PRODUCING ACTIVITIES FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003 HAVE
BEEN PRESENTED AS DISCONTINUED OPERATIONS IN THE STATEMENT OF OPERATIONS. A GAIN WAS RECOGNIZED ON THE DISPOSITION OF THE RELATED ASSETS AND LIABILITIES AS
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

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003

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

LEASE REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2004 WAS $20,000 AND $4,000 FOR THE THREE MONTHS ENDED MARCH 31, 2003. RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES HAVE BEEN INCLUDED IN DISCONTINUED OPERATIONS FOR THE PERIODS ENDING MARCH 31, 2004 AND 2003. FOR THE THREE MONTHS ENDED MARCH 31, 2004, WE REALIZED A GAIN FROM DISCONTINUED OPERATIONS OF $3,000 AS COMPARED TO INCOME FROM DISCONTINUED OPERATIONS OF $204,000 NETTED WITH A CORRESPONDING GAIN ON THE DISPOSAL OF DISCONTINUED OPERATIONS OF $219,000 FOR THE THREE MONTHS ENDED MARCH 2003. DURING 2003, IN ORDER TO IMPROVE OUR CASH FLOW, WE DETERMINED TO FOCUS OUR OPERATING EFFORTS ON LEASING THE WELLS TO ANOTHER OIL AND GAS COMPANY. SUCH EFFORTS HAVE IMPROVED OUR CASH FLOW AND REDUCED OUR NET LOSS BUT HAVE RESULTED IN A SIGNIFICANT DECREASE IN REVENUE.

GENERAL AND ADMINISTRATIVE EXPENSES FROM CONTINUING OPERATIONS, WHICH CONSISTED PRIMARILY OF PROFESSIONAL FEES, INCREASED 8% TO $14,000 FROM $13,000 FOR THE
THREE MONTHS ENDED MARCH 31, 2004 AND 2003, RESPECTIVELY. THIS INCREASE IS ATTRIBUTABLE PRIMARILY TO THE ACCRETION EXPENSE OF $2,000 RELATED TO THE ASSET RETIREMENT OBLIGATION. DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES RELATED TO CONTINUING OPERATIONS INCREASED 24% TO $26,000 FOR THE THREE MONTHS ENDED MARCH 31, 2004, FROM $21,000 FOR THE SAME PERIOD IN 2003. THE INCREASE IN DEPRECIATION, DEPLETION AND AMORTIZATION WAS A DIRECT RESULT OF THE INCREASE IN PRODUCTION FROM THE LEASING COMPANY UNDER THE NEW LEASE AGREEMENT ENTERED INTO ON MARCH 1, 2003. MOUNTAIN OIL'S CHANGE IN OPERATIONS AND RESULTS OF DISCONTINUING ITS GAS AND OIL ACTIVITIES RESULTED IN A $192,000 DECREASE IN NET INCOME (PRIMARILY ATTRIBUTABLE TO THE GAIN ON THE DISPOSITION OF NET ASSETS OF DISCONTINUED OPERATION IN 2003) COMPARED TO MARCH 31, 2003.


AS PREVIOUSLY MENTIONED, IN MARCH 2003, THE COMPANY DISPOSED OF CERTAIN ASSETS AND ASSIGNED CERTAIN LIABILITIES OF MOUNTAIN OIL, INC. MOG, WHICH IS CONTROLLED BY FORMER SHAREHOLDERS OF MOUNTAIN OIL, INC. WERE SOLD THESE ASSETS AND ASSIGNED CERTAIN LIABILITIES. MOUNTAIN OIL REALIZED A GAIN FROM DISCONTINUED OPERATIONS, WHICH RESULTED PRIMARILY FROM THE NET LIABILITIES DISPOSED OF TO MOG. THE THREE MONTHS ENDED MARCH 31, 2004 RESULTED IN NET LOSS OF $18,000 AS COMPARED TO A NET INCOME OF $174,000 FOR THE THREE MONTHS ENDED MARCH 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

AS NOTED ABOVE, DURING 2003 WE HAVE DISCONTINUED OIL AND GAS OPERATIONS IN ORDER TO SUSTAIN THE COMPANY THROUGH CASH FLOW GENERATED FROM LEASING ITS FOUR WELLS, REAL ESTATE, AND ROLLING EQUIPMENT. DURING THE THREE MONTHS ENDED MARCH 31, 2004 WE GENERATED CASH FLOW FROM OPERATING ACTIVITIES OF $7,000 AS COMPARED TO A CASH FLOW USED IN OPERATING ACTIVITIES OF $(73,000) IN THE SAME PERIOD IN 2003. WE PLAN TO CONTINUE TO FOCUS ON LEASING OUR WELLS UNTIL OUR AGREEMENT WITH MOG IS FULFILLED OR TERMINATED. AT THAT TIME MOUNTAIN OIL WILL EITHER SELL ITS EQUIPMENT, REAL ESTATE, AND WELLS TO MOG OR RE-EVALUATE WHETHER OR NOT TO LEASE OR SELL ITS ASSETS TO OTHER INTERESTED OIL AND GAS CONCERNS.

AS A RESULT OF ONGOING PAYMENTS OF LONG-TERM DEBT WHICH MOG ASSUMED AT MARCH 1, 2003, WE USED CASH IN FINANCING ACTIVITIES OF $0 DURING THE THREE MONTHS ENDED MARCH 31, 2004. DURING THE SAME PERIOD IN 2003, WE USED $2,000 FROM FINANCING ACTIVITIES.

AT MARCH 31, 2004, WE HAD WORKING CAPITAL OF $71,000 AS COMPARED TO A WORKING CAPITAL DEFICIT OF $53,000 AT MARCH 31, 2003. THIS INCREASE IN OUR WORKING CAPITAL IS PRINCIPALLY DUE TO THE DISPOSAL OF NET LIABILITIES FROM DISCONTINUED OPERATIONS.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     (A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     BASED  ON  THEIR  EVALUATIONS  AS  MARCH  31,  2004,  THE  PRINCIPAL
EXECUTIVE
OFFICER AND PRINCIPAL FINANCIAL OFFICER OF THE COMPANY HAVE CONCLUDED THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-14(C) AND 15D-14(C) UNDER THE SECURITIES EXCHANGE ACT) ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN REPORTS THAT THE COMPANY FILES OR SUBMITS UNDER THE SECURITIES EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN THE RULES AND FORMS OF THE SEC.

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

ITEM  2.  EXHIBITS  AND  REPORTS  N  FORM  8-K:
THE  FOLLOWING  EXHIBITS  ARE  FILED  HEREWITH:

NUMBER      DESCRIPTION                                  LOCATION
------      CHANGES  IN  CONTROL  OF  REGISTRANT         8-K  FILED  4/22/03
------      ACQUISITION  OR  DISPOSITION  OF  ASSETS     8-K  FILED  4/22/03


SIGNATURES

     IN ACCORDANCE WITH THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             MOUNTAIN  OIL,  INC.

DATE:  MAY  17,  2004                                 BY:  /S/  JOSEPH  OLLIVIER
                                                         -----------------------
                                                         PRESIDENT

DATE:  MAY  17,  2004                                 BY:  /S/  LYNN  STRATFORD
                                                          ----------------------
                                                          CFO