Form 10QSB
period 2004-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2004-09-03
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 333-37842


                        Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in our charter)


                Utah                                         87-0373840
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)



        2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah 84121
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (801) 990-3314

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity: AS OF JUNE 30, 2004, THERE WERE 21,149,762 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

Transitional Small Business Format: YES [ ] NO [X]

Documents Incorporated by Reference:  NONE

                       Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)


                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2004 (unaudited)
           and December 31, 2003 (Audited)                                   3

         Consolidated Statements of Operations - Three and Six Months
           Ended June 30, 2004 and 2003 (Unaudited)                          4

         Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2004 and 2003  (Unaudited)                               5

         Notes to Consolidated Financial Statements  (Unaudited)             6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

ITEM 3.  Controls and Procedures                                            17

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities                                              18

ITEM 4.  Items Submitted to Vote of Shareholders                            18

ITEM 6.  Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                  19

Part I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                           Consolidated Balance Sheets


                                                                          June 30, 2004       December 31, 2003
           Assets                                                          (Unaudited)            (Audited)
                                                                         -------------------------------------------
Current assets:
      Cash                                                                  $      29,348        $     181,439
      Restricted cash                                                              20,304               39,431
      Accounts receivable                                                          41,262               50,183
      Prepaids and other assets                                                        --                2,590
                                                                         -------------------------------------------

                  Total current assets                                             90,914              273,643

Property and equipment, net                                                         2,395                1,765
Other assets                                                                          750                   --
                                                                         -------------------------------------------

                                                                            $      94,059        $     275,408
                                                                         ===========================================

--------------------------------------------------------------------------------------------------------------------

           Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                       $      71,183        $      69,888
     Accrued expenses                                                              56,572               48,648
     Claim reserve                                                                 20,304               39,431
     Related-party notes payable                                                  155,515              175,515

     Member deposit payable                                                       115,770              115,770
                                                                         -------------------------------------------
                  Total current liabilities                                       419,344              449,252


Commitments and contingencies                                                          --                   --

Stockholders' deficit:
     Preferred stock, $.001 par value, 10,000,000
       shares; no shares issued or outstanding                                         --                   --
     Common stock, no par value, 50,000,000 shares
       Authorized; 21,149,762 shares issued and outstanding                       298,517              298,517
     Accumulated deficit                                                         (623,802)            (472,361)
                                                                         -------------------------------------------

                  Total stockholders' deficit                                    (325,285)            (173,844)
                                                                         -------------------------------------------

                                                                            $      94,059        $     275,408
                                                                         ===========================================






-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                             3

                                                Dental Patient Care America, Inc.
                                                  (Formerly Mountain Oil, Inc.)

                                              Consolidated Statements of Operations
                                                           (Unaudited)



                                                     Three Months Ended                      Six Months Ended
                                                           June 30                               June 30
                                              ----------------------------------    -----------------------------------
                                                     2004             2003                2004              2003
                                                  (Unaudited)      (Unaudited)         (Unaudited)       (Unaudited)
                                              ----------------- ----------------    --------------- -------------------
Cooperative revenues                             $     96,113    $    107,574        $    201,384       $    194,951
Insurance revenues                                     69,782          14,965             131,820             16,843
                                              -------------------------------------------------------------------------
                                                      165,895          89,255             333,204            199,926

Costs and Expenses:
   Insurance claims and direct costs                   61,335          11,794             129,927             11,868
   Member incentives                                   30,680          26,069              60,504             51,082
   General and administrative expense                 166,302          64,353             289,041            132,569
                                              -------------------------------------------------------------------------

         Income (loss) from operations                (92,422)         20,323            (146,268)            16,275
                                              -------------------------------------------------------------------------

Other income (expense):
   Interest income                                      3,880           5,800               6,707             11,262
   Interest expense                                    (5,940)         (5,940)            (11,880)           (11,880)
                                              -------------------------------------------------------------------------

         Total other income (expense)                  (2,060)           (140)             (5,173)              (618)
                                              -------------------------------------------------------------------------

         Net income (loss) before benefit
         for income taxes                             (94,482)         20,183            (151,441)            15,657

Income tax benefit                                         --              --                  --                 --
                                              -------------------------------------------------------------------------

Net income (loss) income                         $    (94,482)   $     20,183        $   (151,441)      $     15,657
                                              =========================================================================

Net income (loss) per common share
  - basic and diluted                            $          -    $          -        $      (0.01)      $          -
                                              =========================================================================

Weighted average shares outstanding
  - basic and diluted                              21,149,762      21,149,762          21,149,762         21,149,762
                                              =========================================================================




--------------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                                          4

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                          -----------------------------------------
                                                                                  2004                2003
                                                                          -----------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                         $    (151,441)      $      15,657
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
       Depreciation                                                                    240                 239
       Decrease (increase) in:
         Restricted cash                                                            19,127              (9,929)
         Accounts receivable                                                         8,921              (1,150)
         Short-term notes receivable                                                     -             (82,100)
         Prepaid and other assets                                                    1,840                 900
       Increase (decrease) in:
         Accounts payable                                                            1,295               1,145
         Accrued liabilities                                                         7,924              (7,219)
         Claim reserve                                                             (19,127)              6,635
                                                                          -----------------------------------------

       Net cash (used in) provided by
       operating activities                                                       (131,221)            (75,822)
                                                                          -----------------------------------------

Cash flows used in investing activities-
   purchase of property and equipment                                                 (870)                  -
                                                                          -----------------------------------------

Cash flows from financing activities:

   Payments of long-term debt                                                      (20,000)                  -
                                                                          -----------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                                                (152,091)            (75,822)

Cash and cash equivalents at beginning of period                                   181,439              85,771
                                                                          =========================================

Cash and cash equivalents at end of period                                   $      29,348       $       9,949
                                                                          =========================================


-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                                         5

                        Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Company History

Dental Patient Care America, Inc. (formerly Mountain Oil, Inc.) is incorporated under the laws of the state of Utah and was previously involved in the development and operation of oil and gas wells. On June 30, 2004, Dental Patient Care America, Inc. entered into a merger and plan of share exchange wherein Dental Patient Care America, Inc. acquired 100% of Dental Cooperative, Inc. through the issuance of 18,823,288 shares of common stock. As a result of the transaction, Dental Cooperative, Inc. became a wholly-owned subsidiary of Dental Patient Care America, Inc. Dental Patient Care America, Inc. and its wholly-owned subsidiaries, Dental Cooperative, Inc., and DentistDirect, Inc., are together referred to as "the Company." Upon closing of the transaction, the shareholders of Dental Cooperative, Inc. owned approximately 88% of the issued and outstanding shares of the Dental Patient Care America, Inc.. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock of Dental Patient Care America, Inc. immediately following the transaction, the transaction has been accounted for as a reverse acquisition by Dental Cooperative, Inc.

Therefore, the financial statements reflect the operations of Dental Cooperative, Inc. (the accounting acquirer) through the date of the reverse merger and the consolidated operations of the Company subsequent to the date of the reverse merger (June 30, 2004). The consolidated balance sheet reflects the reverse acquisition between Dental Patient Care America, Inc. and Dental Cooperative, Inc. as if such reverse acquisition had occurred as of June 30, 2004.

As of the date of the reverse acquisition, June 30, 2004, all assets and liabilities related to the former operations of Mountain Oil, Inc., were spun off to shareholders of Dental Patient Care America, Inc. Therefore, the consolidated financial statements do not include any of the assets, liabilities, or operations related to the oil and gas business previously conducted by Mountain Oil, Inc.

Dental Cooperative, Inc. was incorporated under the laws of the state of Utah and was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups under the trade names "Intermountain Dental Plans" and "Dentist Direct". DentistDirect, Inc. is now a wholly-owned subsidiary of Dental Patient Care America, Inc. and conducts the dental benefits plan business. First Dental Cooperative, Inc. and later DentistDirect, Inc. acts as either a third party administrator or insurance broker for dental insurance. The Company will continue conducting both the dental practice cooperative business of Dental Cooperative, Inc. and the dental benefit plan business of DentistDirect, Inc.

2.       Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

3.       Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options for 314,000 shares for 2004 were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. Stock options to purchase 50,000 shares for 2003 did not result in any change from basic weighted average shares based on the treasury stock method. The weighted average number of outstanding common and common equivalent shares used in computations was 21,149,762 for the six months ended June 30, 2004 and 2003.


4.       Stock Based Compensation

The Company accounts for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the six months ended June 30, 2004 and 2003, no stock options were issued to employees of the Company.

5.       Activity of Business Segments

The Company's business is divided into two segments - our dental cooperative management business and our dental benefits plan business. The first segment generates revenues through management fees charged to member dentists. The second segment generates revenues to the extent that premiums and premium-type payments into the benefit plan exceed claims paid by the plan. The financial statements currently reflect the revenues of each segment. We do not allocate our general and administrative expenses amongst the segments, therefore we do not report a segment profit or loss. In addition, our assets, with the exception of restricted cash which applies to the dental benefits plan business, are general in nature and are not specifically allocated to a segment.

6.       Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of June 30, 2004, the Company had negative cash flows from operations, had an operating loss, and had negative working capital. These conditions raise substantial doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans regarding the working capital deficit, cash flows from operations and profitability include: capitalizing on the conclusion in 2003, of four years of development and operational testing of the Cooperative concepts and operating models for independent practicing member dentists. 2003 also concludes one complete year of operational testing and refinement of the design and marketing of a family of dental insurance products, which management believes are unique in all the industry. These tested models are not capital intensive, with very low fixed costs and variable costs that are largely discretionary. The discretionary distribution of member incentives were a significant contribution to the annual loss and accumulated deficit at the end of 2003.

7.       Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2004 and 2003 the Company paid the following amounts for interest and income taxes:



                Cash paid for:
                         Interest               $ 25,507        $ 27,983
                                           ==============================

                         Income taxes                 -0              -0
                                           ==============================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management Discussion and Analysis may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others: (i) results of operations (including expected changes in Company gross profit margin and selling, general and administrative expenses); (ii) the Company's business strategy for increasing sales; (iii) the Company's strategy to increase our size and customer base; (iv) the Company's ability to successfully increase our size through acquisition/merger activity; and (v) the Company's ability to distinguish elf from our current and future competitors.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changing regulatory requirements for the management of dental offices or the offering of dental benefit plans; (ii) the highly competitive and fragmented dental services market; (iii) the increased costs of compliance as a public company with a new operating business and the requirements for compliance with the Sarbanes Oxley legislation; (iv) anticipated working capital or other cash requirements; (v) changes in the Company's business strategy or an inability to execute our strategy due to unanticipated changes in the market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained herein will in fact occur.

General

         Dental Patient Care America, Inc. was formerly known as Mountain Oil, Inc. and was previously involved in the oil and gas business. On June 30, 2004, Dental Patient Care America, Inc. entered into a merger and plan of share exchange wherein Dental Patient Care America, Inc. acquired 100% of Dental Cooperative, Inc. through the issuance of 18,823,288 shares of common stock. As a result of the transaction, Dental Cooperative, Inc. became a wholly-owned subsidiary of Dental Patient Care America, Inc. Dental Patient Care America, Inc. and its wholly-owned subsidiary, Dental Cooperative, Inc., are together referred to as "the Company." All references of "we" or "our" also refer to the consolidated entity. Upon closing of the transaction, the shareholders of Dental Cooperative, Inc. owned approximately 88% of the issued and outstanding shares of the Dental Patient Care America, Inc.. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock of Dental Patient Care America, Inc. immediately following the transaction, the transaction has been accounted for as a reverse acquisition by Dental Cooperative, Inc.

         Therefore, the financial statements reflect the operations of Dental Cooperative, Inc. (the accounting acquirer) through the date of the reverse merger and the consolidated operations of the Company subsequent to the date of the reverse merger (June 30, 2004). The consolidated balance sheet reflects the reverse acquisition between Dental Patient Care America, Inc. and Dental Cooperative, Inc. as such reverse acquisition had occurred as of June 30, 2004.

         As of the date of the reverse acquisition, June 30, 2004, all assets and liabilities related to the former operations of Mountain Oil, Inc., were spun off to shareholders of Dental Patient Care America, Inc. Therefore, the consolidated financial statements do not include any of the assets, liabilities, or operations related to the oil and gas business previously conducted by Mountain Oil, Inc.

         Dental Cooperative, Inc. was incorporated under the laws of the state of Utah and was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups under the trade names "Intermountain Dental Plans" and "Dentist Direct". Dental Cooperative, Inc. acts as either a third party administrator or insurance broker for dental insurance. The Company will continue conducting the business of Dental Cooperative, Inc.

         We earn revenue from our dental practice management business through management fees assessed to our members as a percentage of their operating revenues. We rely on member dental offices to promptly submit the correct amount of fees earned. We earn revenue from our dental benefit plan offerings as a result of premium and related payments exceeding claims paid out during the measurement period. When premiums are received, they are recorded as restricted cash and a liability titled "claim reserve" is recorded for the same amount. As claims are paid out, the restricted cash and the liability are reduced. Revenue from such premiums is recognized when we no longer have any claim obligation.

Results of operations for the three months ended June 30, 2004 compared to June 30, 2003

         Our dental practice management revenues, referred to as "cooperative revenues" on the statement of operations, decreased from $107,574 for the three months ended June 30, 2003 to $96,113 for the three months ended June 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. This decrease of 11% is due to a decrease of approximately $9,000 in the group purchasing rebates received. Rebates received in the three months ended June 30, 2004 were approximately $6,000 as compared to approximately $15,000 for the comparable period in 2003. These rebates may vary from period to period based on the member dentists' purchasing activity as well as a result of different rebates offered by the vendors.

         The increase in our DentistDirect dental benefit plan participants has resulted in substantially increased revenues from this business in 2004 compared with the prior year. Insurance revenues were $69,782 for the three months ended June 30, 2004 as compared to $14,965 for the comparable 2003 period. Because we have limited operating history, to date we have recorded a claim reserve equal to the premiums received less claims, commissions, and plan administrative fees paid out. Therefore, the insurance claims and direct costs offset the insurance premiums received, resulting in a net gross profit of $0 with the exception of the administrative fee charged for self insured premiums received. The net amount of insurance revenues less insurance claims and direct costs equals the administrative fee charged to self insured plans. We believe that a portion of the claim reserve liability will not be paid out for insurance claims and thus ultimately will be recognized as revenue without offsetting costs, but we are unable to predict such amount or timing at this time due to our limited operating history.

         During the quarter ended June 30, 2004, we ceased to operate our dental benefits plan business as the risk retention entity, which necessitated out maintenance of the claim reserve, and we signed an agreement with a third party insurer to bear the risk of the dental benefits plan business. Going forward our income from the dental benefit plan business will be reduced from what it otherwise might have been to the extent of the premiums we will pay for this risk assumption by the third party insurer. We are now making arrangements to again assume the risk retention responsibility through a claim reserve.

         Member incentives were $30,680 for the three months ended June 30, 2004 as compared to $26,069 for the comparable period in 2003. As a percentage of cooperative revenues, member incentives were 32% for the three months ended June 30, 2004 and 24% in the comparable 2003 period. Member incentives are profit sharing type distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

         Insurance claims and direct costs increased from $11,794 in the three months ended June 30, 2003 to $61,335 in the three months ended June 30, 2004. This increase is a direct result of the increase in the number of dental benefit plan customers as noted above. Insurance claims and direct costs consist of insurance claims paid out, commissions, and plan administrative costs.

         We believe that as the DentistDirect benefit plan business grows, the increasing number of "lives" covered by these plans will continue to attract more dental practices to affiliate as members of Dental Cooperative. Conversely as our member dentists increase, our capacity to take on additional lives covered by our dental benefit plans will also increase. We expect this business development synergy to produce continuing increases in revenue in both the Dental Cooperative and Dentist Direct business segments for the rest of 2004.

         General and administrative expenses increased from $64,353 for the three months ended June 30, 2003 to $166,302 for the three months ended June 30, 2004. This is explained by (a) the costs of start up of the DentistDirect business, which required large front-end loaded expenditures in 2004 that are not accounted for as direct costs of the program, and by (b) the costs of the merger transaction whereby Dental Cooperative and DentistDirect were acquired by the Company on June 30, 2004. These costs included legal and accounting fees as well as printing and postage and other costs related to the negotiation and closing of that transaction. We do not expect expenses to continue at these high levels during the second half of 2004.

         With no taxable income and no assets to depreciate or amortize, the revenue and expenses mathematically result in net income numbers and per share numbers that are explainable by the same issues and factors already discussed.

Results of operations for the six months ended June 30, 2004 compared to June 30, 2003

         Our dental practice management revenues, referred to as "cooperative revenues" on the statement of operations, increased from $194,951 for the six months ended June 30, 2003 to $201,384 for the six months ended June 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. This slight increase of 3% is due to a continuing increase in the number of member dentists in the cooperative. The number of member dentists continues to grow (see table below.)

         The increase in our DentistDirect dental benefit plan participants has resulted in substantially increased revenues from this business in 2004 compared with the prior year. Insurance revenues were $131,820 for the six months ended June 30, 2004 as compared to $16,843 for the comparable 2003 period. Because we have limited operating history, to date we have recorded a claim reserve equal to the premiums received less claims, commissions, and plan administrative fees paid out. Therefore, the insurance claims and direct costs offset the insurance premiums received, resulting in a net gross profit of $0 with the exception of the administrative fee charged for self insured premiums received. The net amount of of insurance revenues less insurance claims and direct costs equals the administrative fee charged to self insured plans. We believe that a portion of the claim reserve liability will not be paid out for insurance claims and thus ultimately be recognized as revenue without offsetting costs, but we are unable to predict such amount at this time due to our limited operating history.

         As noted earlier with respect to the three month comparative discussion, during the quarter ended June 30, 2004, we ceased to operate our dental benefits plan business as the risk retention entity, which necessitated out maintenance of the claim reserve, and we signed an agreement with a third party insurer to bear the risk of the dental benefits plan business. Going forward our income from the dental benefit plan business will be reduced from what it otherwise might have been to the extent of the premiums we will pay for this risk assumption by the third party insurer. We are now making arrangements to again assume the risk retention responsibility through a claim reserve.

         Member incentives were $60,504 for the six months ended June 30, 2004 as compared to $51,082 for the comparable period in 2003. As a percentage of cooperative revenues, member incentives were 30% for the six months ended June 30, 2004 and 26% in the comparable 2003 period. Member incentives are profit sharing type distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

         Insurance claims and direct costs increased from $11,868 in the six months ended June 30, 2003 to $129,927 in the six months ended June 30, 2004. This increase is a direct result of the increase in the number of dental benefit plan customers and "covered lives" as noted above. Insurance claims and direct costs consist of insurance claims paid out, commissions, and plan administrative costs.

         We believe that as the DentistDirect benefit plan business grows, the increasing number of "lives" covered by these plans will attract more dental practices to affiliate as members of Dental Cooperative. Conversely as our member dentists increase, our capacity to take on additional lives covered by our dental benefit plans will also increase. We expect this business development synergy to produce continuing improvements in both the Dental Cooperative and DentistDirect business segments for the rest of 2004.

         General and administrative expenses increased from $132,569 for the six months ended June 30, 2003 to $289,041 for the six months ended June 30, 2004. This is explained by (a) the costs of start up of the Dentist Direct business, which required large front-end loaded expenditures in 2004 that are not accounted for as direct costs of the program, and by (b) the costs of the merger transaction whereby Dental Cooperative and Dentist Direct were acquired by the Company on June 30, 2004. These costs included legal and accounting fees as well as printing and postage and other costs related to the negotiation and closing of that transaction. We do not expect expenses to continue at these high levels during the second half of 2004.

Liquidity and Capital Resources

         In our recent periods, we have not generated positive cash flow from operating activities and there can be no assurance that we will be able to generate positive cash flow in future periods. If we are unable to generate positive cash flow from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary deferrals, or through the sale of equity securities. There can be no assurance that such related party financing or equity financing will be available to us if needed

         As of June 30, 2004, we reported current assets of $90,914 and current liabilities of $419,344, resulting in a net working capital deficit of $(328,430). This compares with a net working capital deficit as of December 31, 2003 of $(176,359). The increase in the working capital deficit reflects the depletion of cash and reduction in accounts receivable, coupled with increased accounts payable and accrued expenses that were not completely offset by a decrease in related party notes. We used cash to pay partial salaries , to pay some of our merger expenses in the second quarter, and to pay down the related party notes. Just as we expect improvements in operations as a result of increasing revenue and the cessation of nonrecurring merger related costs and DentistDirect start up costs, we expect that our balance sheet will also improve as debt and payables are reduced by available revenue.

         We also used available cash during the first half of 2004 to pay down accrued but deferred salaries to management. Of the four members of our management team, three have sources of personal income other than the Company, and these officers have deferred receipt of salary from time to time in order to assist the Company in meeting our other cash obligations. The Company and our shareholders benefit from this voluntary deferral of salaries, although the practical effect of such deferrals is to shift payment of salaries from one period to another.

         We currently have no bank lines of credit. We have relied on our ability to control expenses through deferred payment of creditors and deferred salaries to management to continue as a business. As our revenue generating capability becomes more regularized, we plan on obtaining one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

         We recognize a need to grow both our dental management business and our dental benefit plan business, both in our current markets in Utah and beyond the Utah borders. We could use authorized but unissued shares of common or preferred stock as consideration for appropriate acquisitions. We expect to enter into such transactions, if any, on a nondilutive basis to our shareholders, such that the additions to the Company in net income and assets will equal or exceed the cost in share dilution.

Outlook: Issues and Uncertainties

         Our acquisition of Dental Cooperative together with our DentistDirect business in June 2003, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time has resulted in a new business for the Company, but also a management team without experience in the regulatory and management requirements of a public company. The management team is also top heavy in strategic managers and thin in operational and accounting personnel, situation not unusual for what are essentially start-up businesses. We anticipate that as the dental practice management and the dental benefit plan businesses grow, there will be sufficient revenues generated to enable the hiring and retention of qualified operational and financial personnel. We also anticipate that increasing revenues will enable us to pay those creditors who now constitute our accounts payable, primarily our law firm. If we are not able to increase revenues as planned and desired, we may not succeed as a public company and may be compelled to seek bankruptcy protection.

         Our growth will depend on our ability to attract economically successful dentists into our cooperative business model, and as dental services providers under the Dental Cooperative dental care plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which Dental Cooperative believes can achieve such a presence in the near term, and seeking to these practices as a "magnet" from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake County, Utah, although efforts are underway to expand the membership to include dentists in Cache and Washington Counties in Utah. However we have never entered a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement our national growth successfully.

         Dental Cooperative devotes substantial time and resources to new member acquisition activities. Identifying appropriate member candidates and negotiating membership agreements can be a lengthy and costly process. There can be no assurance that suitable new members will be identified or that new members will be attracted on terms favorable to Dental Cooperative, our current members and our shareholders; or that such new memberships can be added on a timely basis or at all. In the event that Dental Cooperative is not able to regularly increase our membership base, or raise our management fees in tandem with some new member attraction, Our quarterly financial results may be materially lower than analysts' expectations, which likely would cause a decline, perhaps substantial, in the market price of Mountain Oil common stock following the merger. In addition, increasing competition in the dental services industry from corporate model competitors or perhaps others attempting to use a cooperative model may result in an increase in benefits and other costs associated with bringing new members into Dental Cooperative.

         The integration of new members and new markets may be a difficult, costly and time-consuming process. Dental Cooperative may encounter substantial unanticipated costs or other problems associated with such integration.

         We will seek to increase revenue and profitability in existing markets by physically expanding our existing members to add more dentists and hygienists, by establishing new dental practices and by improving the efficiency of the member dental practices. Our success will be dependent, in part, upon increasing the revenue from existing members and successfully establishing new member locations.

         We are subject to risks associated with this growth strategy, including the risk that Dental Cooperative will be unable to successfully expand existing members or to establish new dental offices with existing members, or increase efficiency through our management of the existing members.

         Dental Cooperative has experienced growth in its member dentists as follows:

                               2004*  2003  2002   2001   2000   1999   1998
                             ---------------------------------------------------
         Number of Members:     80     71    63     61     58     54     52

         *June 30, 2004.

This growth has placed, and will continue to place, strains on our limited staff, management, operations and systems. Our ability to compete effectively will depend upon our ability to attract, train and assimilate additional management and other employees and our ability to expand, improve and effectively utilize our operating, management, marketing and financial systems to accommodate our expanded operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth may have a material adverse effect on our business, financial condition and operating results.

         Concomitantly in order to effectively and efficiently bear the added costs of being a public company in the United States today, including the ongoing costs of accounting, legal and other professionals helping Mountain Oil/Dental Cooperative to comply with ongoing disclosure obligations and the new requirements of the Sarbanes-Oxley legislation, Dental Cooperative must grow significantly, not only in our existing markets but also in new markets. This growth also must be managed and will require added talents and management personnel over and above that currently available.

         Both the assumption of significant additional compliance and professional costs required of a public company in the United States today and the planned implementation of our growth strategy will require significant capital resources. To date we have operated on limited resources provided mostly from the management fees received from member dentists, salary deferrals by management, capital provided as loans and in kind by members of management, and in deferring payment on accounts payable. Limited positive funding has come from the new dental benefit plan business. These historical revenues and other financial support have not provided enough funding for the level of operations historically conducted by Dental Cooperative, and Dental Cooperative is in arrears for our professional services, two of the senior managers are owed significant deferred salary amounts. Dental Cooperative looks to growth in the number of member dentists, growth in the fees payable by member dentists, and growth in revenues from the dental benefit plan business to provide ongoing revenues to meet these operating expenses. As noted above, in the discussion of managing growth, we must grow significantly in order to succeed as a public company. If we are unable to pay salaries to our management both currently and at competitive levels, it will not be able to attract the management personnel it will need to effect and manage our needed growth. Moreover if we cannot pay our creditors as and when due, we risk losing important service and product providers.

         Our business plan calls for Affiliate Member dentists to receive loans from Dental Cooperative for up to the full value of their dental practices, with concomitantly and significantly increased management fees. To date Dental Cooperative has not had the funding to close any loan under an Affiliate Member arrangement, although Dental Cooperative was successful in assisting some Associate Members to obtain financing from a third party. Dental Cooperative management does not believe that the current Associate Member arrangements, even coupled with the added profit opportunities through the dental care plan, will generate sufficient management fees to Dental Cooperative or interest among dentists to enable the expansion of Dental Cooperative beyond our current local configuration. There is some risk that existing Associate Member dentists who originally signed up in expectation of Affiliate Member arrangements, including the loan from Dental Cooperative, will tire of waiting and will drop out of the Dental Cooperative membership network. The funding needed to implement the Affiliate Member loan arrangements would initially be in the tens of millions of dollars. There is no assurance that Dental Cooperative will have greater success in attracting this amount of capital as a public company than has been experienced by Dental Cooperative as a private company over the last approximately five years.

         Our capital requirements over the next several years will substantially increase and will exceed cash flow expected to be generated through management fees as now being received. Therefore, to finance our operating and capital requirements, we will need to obtain one or more lines of credit from banks or other financing sources, and from time to time will need to issue additional equity securities. .

         We may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of our operations or our other capital requirements could materially and adversely affect our ability to pursue our strategy and our operating results in future periods. If additional funds are raised through the issuance of equity securities, dilution to our existing stockholders may result. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants.

         All members of Dental Cooperative can sever their member relationship at any time, especially under the Associate Member arrangement in which there is no loan from Dental Cooperative to the member. Although these member agreements contain non-compete clauses, there is no assurance either that Dental Cooperative can retain current members or that departing members will not have the ability to adversely affect our efforts to recruit a new member in the area of the departing member. Since 1999, a total of 85 dentists have signed member agreements with Dental Cooperative. This number compares with the 71 dentists who are currently members. This attrition can be explained by a number of reasons, but is indicative of the problem facing Dental Cooperative as it attempts to provide benefits to our members with limited financial and management resources. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing or new markets.

         Michael Silva currently owns approximately 1/3 of the total issued and outstanding common stock of Dental Cooperative. Together with Marlon Berrett, these two managers own approximately 50% of the outstanding common stock, and thus have the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of Our Board of Directors. Sales of shares by such stockholders could reduce the level of such influence.

ITEM 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Based on their evaluations as of June 30, 2004, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13A-14(c) and 15D-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2.           Changes in Securities.

         On June 30, 2004, the Company closed on our acquisition of Dental Cooperative, Inc. and in that connection issued 18,823,288 new shares of our common stock, no par value, to the shareholders of Dental Cooperative, Inc. This issuance and exchange of the Company's shares for the shares of Dental Cooperative, Inc. were pursuant to an exemption from registration under Regulation D, Rule 505, under the Securities Act of 1933. All of these new shares are "restricted securities" as defined by Rule 144 under the Securities Act of 1933.

ITEM 4.           Items Submitted to Vote of Shareholders.

         On July 28, 2004, the Company convened a Special Meeting of our shareholders. At that meeting, duly noticed and convened, a quorum of shares was present and the following actions were taken the shareholders:

         1. The shareholders approved the reorganization agreement with Dental Cooperative, including the issue of a controlling number of shares of common stock to the shareholders of Dental Cooperative. This approval was by a majority of the issued and outstanding shares of the Company.

         2. The shareholders voted to change the name of the Company to "Dental Patient Care America, Inc." This name change was effected in July 2004 and will be reflected in future filings with the Commission. This approval was by a majority of the issued and outstanding shares of the Company.

         3. The shareholders elected Michael Silva, Marlon Berrett and Harry L. ("Pete") Petersen as directors of the Company. At closing of the Dental Cooperative acquisition on June 30, 2004, Joseph Ollivier and Lynn Stratford resigned as directors of the Company. These elections were by a plurality of the votes present and voting at the meeting.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Form 8-K was filed on July 7, 2004 announcing the closing of the Dental Cooperative acquisition.

                  (b       Exhibits

                  Certifications Furnished

                           31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes Oxley Act

                           31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes Oxley Act

                           32 Certification under Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                     Dental Patient Care Americal, Inc.



Dated: August 31, 2004               By:  /s/ Michael Silva
                                        ----------------------------------------
                                         Michael Silva
                                         Chairman and CEO



Dated: August 31, 2004               By:  /s/ Brad Berrett
                                        ----------------------------------------
                                         Brad Berrett
                                         Chief Financial and Accounting Officer