Form 10QSB/A
period 2004-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2004-11-12
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 333-37842


                        Dental Patient Care America, Inc.
        ----------------------------------------------------------------
                          (Formerly Mountain Oil, Inc.)
        (Exact name of small business issuer as specified in our charter)


              Utah                                           87-0373840
   -------------------------------                      -------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)



  2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah       84121
  -----------------------------------------------------------     ----------
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


                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2004 (unaudited)
           and December 31, 2003 (Audited)                                 3

         Consolidated Statements of Operations - Three and Six Months
           Ended June 30, 2004 and 2003  (Unaudited)                       4

         Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2004 and 2003  (Unaudited)                           5, 6

         Notes to Consolidated Financial Statements (Unaudited)            7

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

ITEM 3.  Controls and Procedures                                           8

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 4.  Items Submitted to Vote of Shareholders

ITEM 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                10

Part I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

================================================================================
In the Form 10-QSB for the quarter ended June 30, 2004 filed on September 3, 2004, the operating results for the quarter ended March 31, 2004 were mistakenly displayed as the operating results for the quarter ended June 30, 2004. This error has been corrected in this amended filing on the statement of operations (p.4), in the Management Discussion and Analysis (pp8-10), and in a correction of the number of dentist members (p. 15).
================================================================================

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                           Consolidated Balance Sheets


                                                                          June 30, 2004      December 31, 2003
           Assets                                                          (Unaudited)            (Audited)
                                                                         -------------------------------------
Current assets:
      Cash                                                               $         29,348     $        181,439
      Restricted cash                                                              20,304               39,431
      Accounts receivable                                                          41,262               50,183
      Prepaids and other assets                                                        --                2,590
                                                                         -------------------------------------
                  Total current assets                                             90,914              273,643

Property and equipment, net                                                         2,395                1,765
Other assets                                                                          750                   --
                                                                         -------------------------------------
                                                                         $         94,059     $        275,408
                                                                         =====================================

--------------------------------------------------------------------------------------------------------------------

           Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                    $         71,183    $          69,888
     Accrued expenses                                                              56,572               48,648
     Claim reserve                                                                 20,304               39,431
     Related-party notes payable                                                  155,515              175,515
     Member deposit payable                                                       115,770              115,770
                                                                         -------------------------------------
                  Total current liabilities                                       419,344              449,252


Commitments and contingencies                                                          --                   --

Stockholders' deficit:
     Preferred stock, $.001 par value, 10,000,000
       shares; no shares issued or outstanding                                         --                   --
     Common stock, no par value, 50,000,000 shares
       Authorized; 21,149,762 shares issued and outstanding                       298,517              298,517
     Accumulated deficit                                                         (623,802)            (472,361)
                                                                         -------------------------------------
                  Total stockholders' deficit                                    (325,285)            (173,844)
                                                                         -------------------------------------

                                                                         $         94,059     $        275,408
                                                                         =====================================


                          See accompanying notes to consolidated financial statements.

                                                        3

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                                     Three Months Ended                      Six Months Ended
                                                           June 30                               June 30
                                              ----------------------------------    -----------------------------------
                                                     2004             2003               2004              2003
                                                 (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
                                              ----------------- ----------------    --------------- -------------------
Cooperative revenues                             $    105,271     $    107,574       $    201,384       $    194,951
Insurance revenues                                     62,038           14,965            131,820             16,843
                                                 -----------------------------       -------------------------------
                                                      167,309          122,539            333,204            199,926

Costs and Expenses:
   Insurance claims and direct costs                   68,592           11,794            129,927             11,868
   Member incentives                                   29,825           26,069             60,504             51,082
   General and administrative expense                 120,930           64,353            289,041            132,569
                                                 -----------------------------       -------------------------------

         Income (loss) from operations                (52,038)          20,323           (146,268)            16,275
                                                 -----------------------------       -------------------------------

Other income (expense):
   Interest income                                      2,828            5,800              6,707             11,262
   Interest expense                                    (5,940)          (5,940)           (11,880)           (11,880)
                                                 -----------------------------       -------------------------------

         Total other income (expense)                  (3,112)            (140)            (5,173)              (618)
                                                 -----------------------------       -------------------------------

         Net income (loss) before benefit
         for income taxes                             (55,150)          20,183           (151,441)            15,657

Income tax benefit                                         --               --                 --                 --
                                                 -----------------------------       -------------------------------

Net income (loss) income                         $    (55,150)    $     20,183       $   (151,441)      $     15,657
                                                 =============================       ===============================

Net income (loss) per common share

  - basic and diluted                            $         --     $         --       $      (0.01)      $         --
                                                 =============================       ===============================

Weighted average shares outstanding
  - basic and diluted                              21,149,762       21,149,762         21,149,762         21,149,762
                                                 =============================       ===============================



                           See accompanying notes to consolidated financial statements.

                                                         4

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                          -----------------------------------------
                                                                                  2004                2003
                                                                          -----------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                           $  (151,441)        $    15,657
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
       Depreciation                                                                    240                 239
       Decrease (increase) in:
         Restricted cash                                                            19,127              (9,929)
         Accounts receivable                                                         8,921              (1,150)
         Short-term notes receivable                                                     -             (82,100)
         Prepaid and other assets                                                    1,840                 900
       Increase (decrease) in:
         Accounts payable                                                            1,295               1,145
         Accrued liabilities                                                         7,924              (7,219)
         Claim reserve                                                             (19,127)              6,635
                                                                               -------------------------------

       Net cash (used in) provided by
         operating activities                                                     (131,221)            (75,822)
                                                                               -------------------------------

Cash flows used in investing activities -
  purchase of property and equipment                                                  (870)                  -
                                                                               -------------------------------

Cash flows from financing activities:

   Payments of long-term debt                                                      (20,000)                  -
                                                                               -------------------------------

Net increase (decrease) in cash and
  cash equivalents                                                                (152,091)            (75,822)

Cash and cash equivalents at beginning of period                                   181,439              85,771
                                                                               -------------------------------

Cash and cash equivalents at end of period                                     $    29,348         $     9,949
                                                                               ===============================



                           See accompanying notes to consolidated financial statements.

                                                       5

                        Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Company History
         ---------------

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

2.       Interim Financial Statements
         ----------------------------

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

3.       Earnings Per Share
         ------------------

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

4.       Stock Based Compensation
         ------------------------

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

5.       Activity of Business Segments
         -----------------------------

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

6.       Going Concern
         -------------

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

7.       Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

During the six months ended June 30, 2004 and 2003 the Company paid the following amounts for interest and income taxes:

                                                     2004           2003
                                                  --------        --------
                Cash paid for:
                         Interest                 $ 11,880        $ 11,880
                                                ============================
                         Income taxes                    -               -
                                                ============================


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

General
-------

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

Results of operations for the three months ended June 30, 2004 compared to June 30, 2003

         Our dental practice management revenues, referred to as "cooperative revenues" on the statement of operations, decreased from $107,574 for the three months ended June 30, 2003 to $105,271 for the three months ended June 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. This decrease was due to a decrease in the group purchasing rebates received. These rebates may vary from period to period based on the member dentists' purchasing activity as well as a result of different rebates offered by the vendors.

         The increase in our DentistDirect dental benefit plan participants has resulted in substantially increased revenues from this business in 2004 compared with the prior year. Insurance revenues were $62,038 for the three months ended June 30, 2004 as compared to $14,965 for the comparable 2003 period. Because we have limited operating history, to date we have recorded a claim reserve equal to the premiums received less claims, commissions, and plan administrative fees paid out. Therefore, the insurance claims and direct costs offset the insurance premiums received, resulting in a net gross profit of $0 with the exception of the administrative fee charged for self insured premiums received. The net amount of insurance revenues less insurance claims and direct costs equals the administrative fee charged to self insured plans. We believe that a portion of the claim reserve liability will not be paid out for insurance claims and thus ultimately will be recognized as revenue without offsetting costs, but we are unable to predict such amount or timing at this time due to our limited operating history.

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

         Member incentives were $29,825 for the three months ended June 30, 2004 as compared to $26,069 for the comparable period in 2003. As a percentage of cooperative revenues, member incentives were 32% for the three months ended June 30, 2004 and 24% in the comparable 2003 period. Member incentives are profit sharing type distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

         Insurance claims and direct costs increased from $11,794 in the three months ended June 30, 2003 to $68,592 in the three months ended June 30, 2004. This increase is a direct result of the increase in the number of dental benefit plan customers as noted above. Insurance claims and direct costs consist of insurance claims paid out, commissions, and plan administrative costs.

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

         General and administrative expenses increased from $64,353 for the three months ended June 30, 2003 to $120,930 for the three months ended June 30, 2004. This is explained by (a) the costs of start up of the DentistDirect business, which required large front-end loaded expenditures in 2004 that are not accounted for as direct costs of the program, and by (b) the costs of the merger transaction whereby Dental Cooperative and DentistDirect were acquired by the Company on June 30, 2004. These costs included legal and accounting fees as well as printing and postage and other costs related to the negotiation and closing of that transaction. We do not expect expenses to continue at these high levels during the second half of 2004.

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

         Dental Cooperative has experienced growth in its member dentists as follows:

                               2004*   2003   2002   2001   2000    1999   1998
--------------------------------------------------------------------------------
         Number of Members:     80      71     63     61     58      54     52
--------------------------------------------------------------------------------

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

         All members of Dental Cooperative can sever their member relationship at any time, especially under the Associate Member arrangement in which there is no loan from Dental Cooperative to the member. Although these member agreements contain non-compete clauses, there is no assurance either that Dental Cooperative can retain current members or that departing members will not have the ability to adversely affect our efforts to recruit a new member in the area of the departing member. Since 1999, a total of 85 dentists have signed member agreements with Dental Cooperative. This number compares with the 80 dentists who are currently members. This attrition can be explained by a number of reasons, but is indicative of the problem facing Dental Cooperative as it attempts to provide benefits to our members with limited financial and management resources. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing or new markets.

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

ITEM 3.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
         Based on their evaluations as of June 30, 2004, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13A-14(c) and 15D-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls
----------------------------
         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities
------------------------------

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

ITEM 4.  Items Submitted to Vote of Shareholders
------------------------------------------------

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


ITEM 6.  Exhibit and Reports on Form 8-K
         -------------------------------

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

                                       Dental Patient Care Americal, Inc.


Dated:  November 10, 2004              By: /s/Michael Silva
                                          --------------------------------------
                                          Michael Silva
                                          Chairman and CEO



Dated:  November 10, 2004              By:  /s/ Brad Berrett
                                          --------------------------------------
                                          Brad Berrett
                                          Chief Financial and Accounting Officer