Form 10QSB
period 2004-09-30
DENTAL PATIENT CARE AMERICA INC
filed 2004-11-15
CIK 1103017

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 333-37842


                        Dental Patient Care America, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in our charter)


           Utah                                             87-0373840
--------------------------------                        -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)



2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah          84121
-----------------------------------------------------------        ----------
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

Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the Issuer's classes of common equity: AS OF SEPTEMBER 30, 2004, THERE WERE 21,149,762 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

Transitional Small Business Format: YES [ ] NO [X]

Documents Incorporated by Reference: NONE

                        Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)


                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 2004 (unaudited)        3

         Consolidated Statements of Operations - Three and Nine Months
           Ended September 30, 2004 and 2003  (Unaudited)                   4

         Consolidated Statements of Cash Flows - Nine Months Ended
           September 30, 2004 and 2003  (Unaudited)                         5

         Notes to Consolidated Financial Statements  (Unaudited)            6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

ITEM 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

                                         PART I. FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                           Consolidated Balance Sheets

                                                                                         September 30, 2004
           Assets                                                                            (Unaudited)
                                                                                     ==============================
Current assets:
     Cash                                                                                              $  13,179
     Restricted cash                                                                                      19,541
     Accounts receivable                                                                                  41,043
     Prepaid and other assets
                                                                                     ------------------------------
           Total current assets                                                                           73,763

Property and equipment, net                                                                                2,596
Other assets                                                                                                 750
                                                                                                       $  77,109
                                                                                     ==============================

===================================================================================================================

           Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                  $  98,358
     Accrued expenses                                                                                     52,530
     Claim reserve                                                                                        19,541
     Related-party notes payable                                                                         155,515
     Deferred gain on discontinued operations                                                             11,000
     Member deposit payable                                                                              115,770
                                                                                     ------------------------------
                  Total current liabilities                                                              452,714

Long-term deferred gain on discontinued operations
Commitments and contingencies                                                                             14,000

Stockholders' deficit:
     Preferred stock, $.001 par value, 10,000,000
       shares; no shares issued or outstanding
     Common stock, no par value, 50,000,000 shares
       Authorized; 21,149,762 shares issued and outstanding                                              273,517
     Accumulated deficit                                                                                (663,122)
                                                                                     ------------------------------
                  Total stockholders' deficit                                                           (389,605)
                                                                                     ------------------------------

                                                                                                          77,109
                                                                                     ==============================



                        See accompanying notes to consolidated financial statements.

                                                       3

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                                           Three Months Ended                  Nine Months Ended
                                                               September 30                       September 30
                                                        -------------------------         ------------------------------
                                                            2004          2003                2004               2003
                                                        (Unaudited)   (Unaudited)         (Unaudited)        (Unaudited)
                                                        -------------------------         ------------------------------
Cooperative revenues                                    $   125,598   $   108,435         $   326,983        $   303,386
Insurance revenues                                           36,850        48,886             168,670             65,729
                                                        -------------------------         ------------------------------
                                                            162,448       157,321             495,653            369,115

Costs and Expenses:
   Insurance claims and direct costs                         37,392        45,239             167,319             57,107
   Member incentives                                         29,366        28,051              89,870             79,133
   General and administrative expense                       134,621        87,931             423,662            220,426
                                                        -------------------------         ------------------------------

         Income (loss) from operations                      (38,931)       (3,900)           (185,198)            12,449
                                                        -------------------------         ------------------------------

Other income (expense):
   Interest income                                            5,550         5,005              12,257             16,267
   Interest expense                                          (5,940)       (5,940)            (17,820)           (17,820)
                                                        -------------------------         ------------------------------

         Total other income (expense)                          (390)         (935)             (5,563)            (1,553)
                                                        -------------------------         ------------------------------

         Net income (loss) before benefit for
         income taxes                                       (39,321)       (4,835)           (190,761)            10,896

Income tax benefit                                                -             -                   -                  -
                                                        -------------------------         ------------------------------

Net income (loss) income                                $   (39,321)  $    (4,835)        $  (190,761)       $    10,896
                                                        =========================         ==============================


Net income (loss) per common share
 - basic and diluted                                    $     (0 00)  $      (0.0)        $     (0.01)       $      0.00
                                                        =========================         ==============================

Weighted average shares outstanding
  - basic and diluted                                    21,149,762    21,149,762          21,149,762         21,149,762
                                                        =========================         ==============================



                                 See accompanying notes to consolidated financial statements.

                                                               4

                                        Dental Patient Care America, Inc.
                                          (Formerly Mountain Oil, Inc.)

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                          -----------------------------------------
                                                                                    2004               2003
                                                                          -----------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                            $    (190,761)      $      10,896
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
     Depreciation                                                                        360                 360
     Decrease (increase) in:
       Restricted cash                                                                19,890             (30,121)
       Accounts receivable                                                             9,140              (7,114)
       Short-term notes receivable                                                         -             (85,100)
       Prepaid and other assets                                                        1,840                 900
     Increase (decrease) in:
       Accounts payable                                                               28,470               7,017
       Accrued liabilities                                                             3,882               9,051
       Claim reserve                                                                 (19,890)             23,143
                                                                          -----------------------------------------

     Net cash (used in) provided by operating activities:                           (147,069)            (70,968)
                                                                          -----------------------------------------

Cash flows used in investing activities -
  purchase of property and equipment                                                  (1,191)                  -
                                                                          -----------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                  -                   -
  Payments of long-term debt                                                         (20,000)                  -
                                                                          -----------------------------------------

     Net cash provided by (used in financing activities                              (20,000)                  -

Net increase (decrease) in cash and cash equivalents                                (168,260)            (70,968)

Cash and cash equivalents at beginning of year                                       181,439              85,771
                                                                          -----------------------------------------

Cash and cash equivalents at end of year                                       $      13,179       $      14,803
                                                                          =========================================



                           See accompanying notes to consolidated financial statements.

                                                         5

                        Dental Patient Care America, Inc.
                          (Formerly Mountain Oil, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Company History
         ---------------

Dental Patient Care America, Inc. is incorporated under the laws of the State of Utah. It owns two subsidiaries through which it conducts its business. Dental Cooperative, Inc. was incorporated under the laws of the State of Utah in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups under the trade names "Intermountain Dental Plans" and "Dentist Direct". DentistDirect, Inc. was incorporated in Utah in 2004 to conduct the dental benefits plan business. The Company plans to continue conducting both the dental practice cooperative business of Dental Cooperative, Inc. and the dental benefit plan business of DentistDirect, Inc.

2.       Interim Financial Statements
         ----------------------------

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

3.       Earnings Per Share
         ------------------

Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Stock options for 314,000 shares issued in 2004 were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. Stock options to purchase 50,000 shares issued in 2003 did not result in any change from basic weighted average shares based on the treasury stock method. The weighted average number of outstanding common and common equivalent shares used in computations was 21,149,762 for the six months ended September 30, 2004 and 2003.

4.       Stock Based Compensation
         ------------------------

The Company accounts for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the nine months ended September 30, 2004 and 2003, no stock options were issued to employees of the Company.

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

6.       Going Concern
         -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, the Company had negative cash flows from operations, had an operating loss, had negative working capital and was technically insolvent. These conditions raise substantial doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans regarding the working capital deficit, cash flows from operations and profitability include: capitalizing on the conclusion in 2003, of four years of development and operational testing of the cooperative concept of dental practice networking and operating models for independent practicing member dentists, as well as proceeding with implementation and operation of the dental benefits plan business. Management also believes that its ongoing business is not capital intensive, having relatively low fixed costs. Management is exploring the possible private offering of shares of the Company's common stock in the fourth quarter of 2004 in an attempt to bring as much as $500,000 in additional cash and capital to the Company and its balance sheet. The intention would be to pay off vendor payables and some or all related party debt, and to retain any remainder as needed operating capital. There is no assurance that such an offering will be made, or that such an offering would prove successful. Management is also exploring one or more credit arrangements for the Company for the express purpose of implementing the Affiliate Agreements of member dentists providing for loans to such dentists, coupled with increased management fees from such dentists. There is no assurance that such funding can or will be obtained or when it can be obtained. Several times in the past the Company has pursued such funding, and has never been successful in obtaining it.

7.       Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

During the nine months ended September 30, 2004 and 2003 the Company incurred the following amounts for interest and income taxes:


                                                 9/30/2004      9/30/2003
                                               ------------------------------
                Cash paid for:
                         Interest                   $ 17,820        $ 17,820
                                               ==============================

                         Income taxes                      -               -
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

General
-------

         Dental Patient Care America, Inc. and its wholly-owned subsidiaries, Dental Cooperative, Inc. and DentistDirect, Inc., are together referred to as "the Company." All references of "we" or "our" also refer to the consolidated entity.

         We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues. Because each member accounts for its revenues separately, we submit blank invoices to our members each month and we rely on member dental offices to promptly submit the correct amount of management fees to us based on the agreed percentage of the member's monthly revenue. Mistakes or delays by our members in calculating and submitting our fees, may adversely affect our cash flow, and may effect variations in period to period comparisons.

         We earn revenue from our dental benefit plan offerings as a result of premium and related payments exceeding claims paid out during the measurement period. When premiums are received, they are recorded as restricted cash and a liability titled "claim reserve" is recorded for the same amount. As claims are paid out, the restricted cash and the liability are reduced. Revenue from such premiums is recognized when we no longer have any claim obligation. The earning of revenue from the just described process is only possible if the Company is a risk retention entity. Prior to 2004, the Company acted as a risk retention entity for its DentistDirect plan offerings, and earned revenues from this activity. Early in 2004, the Company lost this ability, and was required to retain a third party risk retention agent. This agent now collects the revenue earlier booked by the Company, resulting in lower dental benefit plan revenues in comparing 2004 with 2003. Additional covered lives continue to be added to the Company plans and the Company is working to regain its ability to act as its own risk retention agent and recapture this revenue stream, hopefully by early 2005.

Results of operations for the three months ended September 30, 2004 compared to the same period ended September 30, 2003

         Our dental cooperative revenues, referred to as "cooperative revenues" on the statement of operations, increased from $108,435 for the three months ended September 30, 2003 to $125,598 for the three months ended September 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. The period to period increase in these revenues is due to increased group purchasing rebates (as noted before, these rebates may vary from period to period based on the member dentists' purchasing activity as well as a result of different rebates offered by the vendors), and a higher number of members and member fees.

         The decrease in our DentistDirect dental benefit plan revenues, termed "insurance revenues" in the Statement of Operations, from $48,886 for the three months ended September 30, 2003 to the $36,850 for the comparable 2004 period, is explained by the gradual expiration of existing plans under which we acted as risk retention entity, and the replacement of those plans with us out of that role. As noted earlier, these revenues could zero out in the first quarter of 2005 before we are able to again assume the risk retention role and begin to renew plans on that basis. Also any new initiative in the area of dental benefits will likely not have positive revenue impact before the first quarter of 2005.

         Because we have limited operating history in the dental benefit plan marketplace, to date we have recorded a claim reserve substantially equal to the revenue received, thus negating any immediate impact of dental benefit plan revenues on net income. Over time, as we gain more experience in gauging our risk as a risk retention agent, and as we introduce other forms of our dental benefits, we expect these revenues not only to increase, but to contribute to net income.

         Member incentives were $29,366 for the three months ended September 30, 2004 as compared to $28,051 for the comparable period in 2003. Member incentives are profit sharing-type distributions through Dental Cooperative to recognize significant contributions to the membership network by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

         Insurance claims and direct costs consist of insurance claims paid out, commissions, and plan administrative costs. These costs decreased from $45,239 in the three months ended September 30, 2003 to $37,392 in the three months ended September 30, 2004. This decrease is a direct result of the decrease in the number of dental benefit plan customers enrolled in plans where the Company is a risk retention agent as explained above. These costs will generally increase and decrease in rough conformity with the increase or decrease in dental benefit plan revenues.

         We continue to believe that as the DentistDirect benefit plan business grows, the increasing number of "lives" covered by these plans will continue to attract more dental practices to affiliate as members of Dental Cooperative. Conversely as our member dentists increase, our capacity to take on additional lives covered by our dental benefit plans will also increase. We expect this business development synergy to produce continuing increases in revenue in both the Dental Cooperative and Dentist Direct business segments for the rest of 2004. Although we have stopped acting as risk retention agent and thus cut off our main revenue stream from this line of business, we continue to sponsor and market our dental benefit plans, and hence to grow the number of "lives", in order to implement this synergy.

         General and administrative expenses increased from $87,931 for the three months ended September 30, 2003 to $134,621 for the three months ended September 30, 2004. This is explained by (a) the continuing impact of higher legal and accounting expenses as a result of the Dental Cooperative, and DentistDirect businesses now shouldering the cost burden of a public company structure, and (b) the payment of salaries, including salaries that were deferred during the prior period. During the September 30, 2004 quarter we also booked invoices from our legal and accounting professional advisors that included some carryover items from the merger transaction in the second quarter of 2004 whereby control over the Company changed to the former shareholders of Dental Cooperative, Inc. As a result we do not expect general and administrative expenses to continue at these high levels during the rest of 2004 or into 2005. We also note the continuing willingness of our senior management to defer salaries as needed from time to time.

         With no taxable income and no assets to depreciate or amortize, the revenue and expenses mathematically result in net income numbers and per share numbers that are explainable by the same issues and factors already discussed.

Results of operations for the nine months ended September 30, 2004 compared to September 30, 2003

         Our dental practice management revenues, referred to as "cooperative revenues" on the statement of operations, increased from $303,386 for the nine months ended September 30, 2003 to $326,983 for the nine months ended September 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. This increase is due to growth in the number of member dentists, and concomitant growth in management fees payable and group purchasing rebates. The number of member dentists in the cooperative network continues to grow (see table below.)

         Our DentistDirect dental benefit plan offerings were largely nonexistent in most of 2003, which largely explains the substantially increased revenues from this business in 2004 compared with the prior year. As we explained earlier in this report, with respect to the comparison between the third quarter dental benefit plan revenue results, the Company ceased being the risk retention agent for its plans in the second quarter of 2004, and this decision will gradually reduce revenue from the dental benefit plan business as annual contracts are rewritten with another risk retention agent. We anticipate the possible zero-ing out of these revenues in the first quarter of 2005, depending on how quickly we are able to renew our ability to act as risk retention agent, and then start writing plan business with this revenue stream as part of the deal. Also as noted in the discussion of the quarter to quarter comparison, we have reserved substantially all of the benefit plan revenue we have received, and so these revenues have had a negligible effect so far on net income. As our experience increases in this business, and as we develop new products within this business segment, more and more these revenues can be captured into profit.

         Member incentives were $89,870 for the nine months ended September 30, 2004 as compared to $79,133 for the comparable period in 2003. As noted earlier, member incentives are profit sharing type distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

         Insurance claims and direct costs consist of insurance claims paid out, commissions, and plan administrative costs. These costs increased from $57,107 in the nine months ended September 30, 2003 to $167,319 in the nine months ended

September 30, 2004, which was a direct result of the start up of our dental benefit plan business and the growth in covered lives with us earning revenue as risk retention agent. As noted above, our role has changed, resulting in a decreasing revenue from this business segment beginning in the second quarter of 2004 and continuing through the third quarter of 2004 likely through the first quarter of 2005.

         General and administrative expenses increased from $220,426 for the nine months ended September 30, 2003 to $423,662 for the nine months ended September 30, 2004. This is explained by (a) the costs of start up of the Dentist Direct business, which required large front-end loaded expenditures in 2004 that are not accounted for as direct costs of the program, (b) the costs of the merger transaction whereby Dental Cooperative and Dentist Direct were acquired by the Company on June 30, 2004, and (c) the decision to begin paying partial salaries that have been deferred in prior periods. The nonsalary costs included legal and accounting fees as well as printing and postage and other costs. We do not expect these levels of nonsalary expenses to continue at these high levels during the rest of 2004. Moreover our senior managers have expressed a continued willingness to defer salaries as needed.

Liquidity and Capital Resources
-------------------------------

         We have not yet generated positive cash flow from operating activities and there can be no assurance that we will be able to generate positive cash flow in future periods. If we are unable to generate positive cash flow from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary deferrals, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed

         As of September 30, 2004, we reported current assets of $73,763, down from the $90,914 reported at June 30, 2004 and significantly down from year end. Primarily this represents a consumption of cash in spending on salaries, rent and payments to our professional service providers. If consumption of cash continues unabated, we will likely run out of cash and further reduce our current assets by the end of 2004. Our current liabilities of $452,714 is higher than the $419,344 reported at June 30, 2004 and significantly higher than reported for the end of the 2003. The growth in current liabilities is primarily the result of deferred payment of increased professional fees and costs, together with carryover of significant related party indebtedness. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         We currently have no bank lines of credit or third party indebtedness, other than the operating payables discussed elsewhere. We have relied on our ability to control expenses through deferred payment of creditors and deferred salaries to management to continue as a business. As our revenue-generating capability becomes more regularized, we plan on obtaining one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

         Management is exploring the possible private offering of shares of the Company's common stock in the fourth quarter of 2004 in an attempt to bring as much as $500,000 in additional cash and capital to the Company and its balance sheet. The intention would be to pay off vendor payables and some or all related party debt, and to retain any remainder as needed operating capital. There is no assurance that such an offering will be made, or that such an offering would prove successful.

         Management is also exploring one or more credit arrangements for the Company for the express purpose of implementing the Affiliate Agreements of member dentists providing for loans to such dentists, coupled with increased management fees from such dentists. There is no assurance that such funding can or will be obtained or when it can be obtained. Several times in the past the Company has pursued such funding, and has never been successful in obtaining it.

         We recognize a need to grow both our dental cooperative business and our dental benefit plan business, both in our current markets in Utah and beyond the Utah borders. We could use authorized but unissued shares of common or preferred stock as consideration for appropriate acquisitions. We expect to enter into such transactions, if any, on a nondilutive basis to our shareholders, such that the additions to the Company in net income and assets will equal or exceed the cost in share dilution.

Outlook: Issues and Uncertainties
---------------------------------

         Our acquisition of Dental Cooperative together with our DentistDirect business in June 2004, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time has resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The management team is also top heavy in strategic managers and thin in operational and administrative personnel, a situation not unusual for what are essentially start-up businesses. We anticipate that as the dental cooperative and the dental benefit plan businesses grow, the increasing revenues will enable the hiring and retention of additional qualified operational and financial personnel. We also anticipate that increasing revenues will enable us to reduce our legal, accounting and related party indebtedness, thus reducing the level of current liabilities.

         Our growth will depend on our ability to attract economically successful dentists into our cooperative business model, and as dental services providers under the Dental Cooperative dental care plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which Dental Cooperative believes can achieve such a presence in the near term, and seeking to these practices as a "magnet" from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake, Weber and Cache counties in Utah, although efforts are underway to expand the membership to include not only more dentists in these counties, but also to gain dentists in other counties in Utah. We have not yet entered a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement our national growth successfully.

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

         Dental Cooperative has experienced growth in its member dentists as follows:

                                  2004*   2003   2002  2001   2000   1999   1998
                             ---------------------------------------------------
         Number of Members:        94      71     63    61     58     54     52

         *September 30, 2004.


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

         Concomitantly in order to effectively and efficiently bear the added costs of being a public company in the United States today, including the ongoing costs of accounting, legal and other professionals helping Mountain Oil/Dental Cooperative to comply with ongoing disclosure obligations and the new requirements of the Sarbanes-Oxley legislation, Dental Cooperative must grow significantly, not only in our existing markets but also in new markets. This growth also must be managed and will require added operational and administrative personnel over and above the level currently available.

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

         All members of Dental Cooperative can sever their member relationship at any time, especially under the Associate Member arrangement in which there is no loan from Dental Cooperative to the member. Although these member agreements contain non-compete clauses, there is no assurance either that Dental Cooperative can retain current members or that departing members will not have the ability to adversely affect our efforts to recruit a new member in the area of the departing member. Since 1999, a total of 99 dentists have signed member agreements with Dental Cooperative. This number compares with the 94 dentists who are currently members. This attrition can be explained by a number of reasons, but is indicative of the problem facing Dental Cooperative as it attempts to provide benefits to our members with limited financial and management resources. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing or new markets.

         Michael Silva currently owns approximately 24% of the total issued and outstanding common stock of Dental Cooperative. Together with Marlon Berrett, these two managers own more than 1/3 of the outstanding common stock, and thus have the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors. Sales of shares by such stockholders could reduce the level of such influence.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         Based on their evaluations as of September 30, 2004, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13A-14(c) and 15D-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         In this regard, current and potential shareholders must understand that no control framework can ever provide absolute assurance that all instances of fraud or other misbehavior will be detected and prevented. Every control system is inherently limited by human error, mistakes in judgment, or individual (or collusive) acts of circumvention.

Changes in Internal Controls
----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

         Not applicable.

ITEM 4. ITEMS SUBMITTED TO VOTE OF SHAREHOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Form 8-K/A was filed on September 16, 2004 providing required financial information concerning the Dental Cooperative acquisition which closed on June 30, 2004.

         (b Exhibits

         Certifications Furnished

         31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes Oxley Act

         31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes Oxley Act

         32.1     Certification under Section 906 of the Sarbanes Oxley Act

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                               Dental Patient Care America, Inc.



Dated: November 11, 2004                       By:  /s/ Michael Silva
                                                  ---------------------------
                                                  Michael Silva
                                                  Chairman and CEO



Dated: November 11, 2004                       By:  /s/ Brad Berrett
                                                  ---------------------------
                                                  Brad Berrett
                                                  Chief Financial and
                                                  Accounting Officer