Form 10KSB
period 2004-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2005-04-15
CIK 1103017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                          ---------------------------
                                    DPCA LOGO
                          ---------------------------

                        Dental Patient Care America, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

              Utah                        333-37842              87-0373840
-------------------------------   ------------------------   -------------------
(State or Other Jurisdiction of   (Commission File Number)      (IRS Employer
 Incorporation or Organization)                              Identification No.)

                      2825 E. Cottonwood Parkway, Suite 500
                           Salt Lake City, Utah 84121
                                  801-990-3312
          ------------------------------------------------------------
          (Address, including Zip Code and Telephone Number, including
                   Area Code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:   None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $634,575

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 1, 2005. $6,882,290

The number of shares outstanding of issuer's common stock as of March 1, 2005 was 21,149,762.

                    Documents Incorporated by Reference: None

    Transitional Small Business Disclosure Format (check one) [ ] Yes [X] No

--------------------------------------------------------------------------------

                        DENTAL PATIENT CARE AMERICA, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I
     Item 1.    Business                                                     3
     Item 2.    Properties                                                  22
     Item 3.    Legal Proceedings                                           22
     Item 4.    Submission of Matters to a Vote of Security
                Holders                                                     22

PART II
     Item 5.    Market for Registrant's Common Stock and
                Related Stockholder Matters                                 22
     Item 6.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations               24
     Item 7.    Financial Statements and Supplementary Data                 29
     Item 8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                      45
     Item 8a.   Controls and Procedures                                     45
     Item 8b.   Other Information                                           45

PART III
     Item 9.    Directors and Executive Officers, Promoters
                  and Control Persons;                                      46
     Item 10.   Executive Compensation                                      49
     Item 11.   Security Ownership of Certain Beneficial Owners
                And Management And Related Stockholder Matters              51
     Item 12.   Certain Relationships and Related Transactions              52
     Item 13    Exhibits, Financial Statement Schedules                     52
     Item 14.   Principal Accounting Fees and Services                      54

PART IV
     Signatures                                                             55

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB constitute forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions and are for illustrative purposes only. These statements may be identified by the use of words such as "believe," "expect," "intend," "plan," "anticipate," "likely," "will," "pro forma," "forecast," "projections," "could," "estimate," "may," "potential," "should," "would" and similar expressions.

The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: changes to the tax laws; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company's businesses; as well as other risk factors discussed elsewhere in this annual report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of March 28, 2005. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

Dental Patient Care America, Inc. ("we", "us", "our", "the Company" and "DPCA") is incorporated under the laws of the State of Utah. It owns two subsidiaries through which it conducts two separate lines of business. We are in the process of creating a third subsidiary company to enter into a third line of business.

Dental Cooperative, Inc., our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups.

DentistDirect, Inc. was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating a second revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate as the provider panel for the DentistDirect offerings. DentistDirect offers dental benefit plans to employers as an employee benefit, and DentistDirect earns revenue from fees and premiums paid by its customers.

The Company plans to continue conducting both the dental cooperative business of Dental Cooperative, Inc. and the dental benefit plan business of DentistDirect, Inc.

We are in the process of exploring a new line of business, the acquisition and operation of dental practices of retiring dentists, or dentists that are relocating. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to sell the renewed dental practices to new dentists at a profit. If and when we determine to go forward, we intend to conduct this new line of business in a new subsidiary, Dental Practice Transition, Inc., a Utah corporation organized in December 2004, but now dormant.

Corporate History

Dental Patient Care America, Inc., formerly known as Mountain Oil, Inc., was organized on July 30, 1999, in Utah to acquire and develop oil and gas properties. On June 30, 2004, we acquired Dental Cooperative, Inc., a Utah corporation organized in 1998 to operate a dental practice cooperative business. This transaction was the legal acquisition of Dental Cooperative as one of our operating subsidiaries, although from an accounting standpoint the transaction was the acquisition of us by Dental Cooperative. At the same time as this acquisition transaction closed, we spun off another of our subsidiaries, in which we held all of our oil and gas assets and operations, to our then existing shareholders, thus completely exiting the oil and gas business.

As of June 30, 2004, the shareholders of Dental Cooperative, Inc. were issued 18,823,288 new shares of our common stock, thus devolving on Dental Cooperative's shareholders, as a group, ownership of approximately 90% of our then issued and outstanding shares. All of the members of our prior management and board of directors resigned as of June 30, 2004, except Mr. Harry L. "Pete"

Petersen, a director. Prior to these resignations, our board of directors elected Michael Silva as a Director, and as Chairman and Chief Executive Officer; and elected Marlon Berrett as a Director, and as President and Chief Operating Officer.

         Representations and Warranties.

Within the agreement between the Company and Dental Cooperative, Inc., we made representations and warranties to the shareholders of Dental Cooperative that are customary to transactions of this type, related to, but not limited, to:

         our organization and corporate standing, our authority to enter into the agreement and the binding effect of the agreement on us, and the accuracy, compliance with U.S. generally accepted accounting principles and consistency with past practice of our financial statements, and

Dental Cooperative made representations and warranties to us, including, but not limited to:

         its authority to enter into the agreement and the binding effect of the agreement on Dental Cooperative, and the investment intent and status of the shareholders of Dental Cooperative

         Indemnification.

Our former oil and gas operating subsidiary, the shares of which were spun off and distributed to our pre-June 30, 2004 shareholders, executed and delivered to Dental Cooperative and us an Indemnity Agreement holding us and Dental Cooperative harmless from any cost, charge, claim or damages associated with our former oil and gas business.

Our Revenue Sources

During the year ended December 31, 2004, we derived approximately 70.9% of our revenue from our Dental Cooperative business channel and the remaining 29.1% from our DentistDirect business channel. Our total revenue in 2004 was $634,575, an 18.5% increase over 2003. DentistDirect revenue increased 37.6%, while Dental Cooperative revenue increased 12.1%.

Business Development and Promotional Activities

We primarily promote our Dental Cooperative membership agreements by meeting face-to-face with dentists as a result of referrals from existing members and other introductions. We also make visual and other presentations at dental association meetings and in dental industry trade journals.

Our dental benefit plans are primarily offered in face-to-face meetings with insurance brokers and potential customers. We will increase our use of print and other media in addition to personal contacts as the business expands and revenues increase to support increased print and other advertising. Our member dentists who serve on our dental panel display promotional material for our dental plans and actively refer our dental plans to their patients. We know of no other dental plans so promoted by their practitioner panels.

Company Information Available on the Internet

Information about our DentistDirect Dental Benefit Plans can be viewed at our newly completed web site, www.usdentistdirect.com, and our web site for Dental Cooperative is currently being revised at www.dentalcooperative.com. Information about us, including our period filings with the United States Securities and Exchange Commission is available through the SEC's EDGAR filings web site, www.sec.gov, and other information about us is available through Yahoo Finance at www.yahoo.com.

Growth Strategy

We intend to continue to grow each of our business segments.
Our Dental Cooperative business has experienced continuing growth in the number of member dental practices agreeing to pay management fees for membership benefits. As of December 31, 2004, 94 dentists were members of Dental Cooperative. The following table shows the growth in the membership of Dental Cooperative since the inception of Dental Cooperative:

                        2004     2003   2002    2001     2000     1999     1998
                        ----     ----   ----    ----     ----     ----     ----
Members at year end:     94       71     63      61       58       54       52

We intend to continue pursuing quality dental practices to become members of Dental Cooperative, and by pursuing financing sources to enable us to implement our Affiliate Agreement product.

Dental Cooperative offers both Affiliate Member Agreements and Associate Member Agreements. The primary difference between the two types of cooperative membership is the provision of a loan to Affiliate Members equal to the value of their dental practice, coupled with a significantly higher management fee to Dental Cooperative, together with debt service on the loan. The Associate Agreement provides for no loan and agrees to a management fee of only 1/2% to 1% of practice revenues. So far Dental Cooperative has been unable to offer the loans called for in the Affiliate Member Agreement, and has had to forego the higher management fees associated with the ability to offer such loans.

Dental Cooperative continues to pursue sources of funding to implement the Affiliate Member Agreement. If such funding is obtained on satisfactory terms from one or more sources, Dental Cooperative revenue would be expected to grow through the change of many Associate Members into Affiliate Members and the direct addition of new Affiliate Members.

Our DentistDirect dental benefits plan business has also experienced continuing growth in the number of covered lives since the start of this business in 2003. Employee benefit plans are compared by the number of employees and dependents covered by the plan. These persons are referred to as "lives." The following table shows the number of lives covered by the Dental Cooperative dental services plan:

                                   At December 31,    2004     2003     2002
                                                      ----     ----     ----
         Number of Lives Covered                      8900     8500       0

Although designed to be competitive in the marketplace from the perspective of employers and covered employees, the DentistDirect plans are also designed as a marketing device for the Dental Cooperative member dentists who choose to be panel dentists for the DentistDirect plans. Currently there are more dentists signed on as panel dentists for the DentistDirect plans than are members of Dental Cooperative. It is also likely that dentists attracted to DentistDirect as a panel dentist can be approached for membership in Dental Cooperative.

DentistDirect intends to grow both through the increased marketing of its benefit plans to more employers and by restructuring our contractual arrangements with a qualified, nationally recognized re-insurance/risk retention entity to allow us to again retain the margin from net premiums. A risk retention entity may receive and retain the net premiums paid by employers and employees after the benefits of the dental benefit plans have been paid out. During 2003, DentistDirect was able to retain the margin from net premiums through such contracts. That ability was temporarily lost in early 2004, when our contracted re-insurance company lost it license to continue coverage such as ours. We then, were required to quickly hire a third party to perform risk retention. As a result, all of our 2003 covered lives had to be rolled over (resigned) under new reinsurance contracts, and our dental benefit plan margins in 2003 were thus measurably higher than during 2004. Even so, DentistDirect revenues in 2004 were still up 37.6% over 2003, based on the increasing acceptance of our benefit plan products in the marketplace and the willingness of employers to pay fees and premiums for these benefits. The anticipated new arrangements in 2005 will further enhance revenues in this business channel.

As mentioned elsewhere in this Report, we are attempting to raise new equity capital during the first quarter of 2005 to further develop our DentistDirect channel.

Our developing concept for a Dental Practice Transition business channel had no operations in 2004, although we did begin to identify dental practices for possible acquisition once the business model is perfected and any pre-commencement regulatory and accounting requirements are satisfied. As noted earlier, we anticipate that we can be successful in taking a marginal retiring dentist practice, implementing modern and improved management practices, improving revenue generation at the practice, and then reselling the practice to one or more other dentists at a profit. Moreover we expect that once we prove the concept of this business segment, funding sources to enable our acquisition of practices will open up. There is no assurance we will be successful in this new business.

Market and Industry Background

         Competition

                  The Dental Cooperative Business Channel

The dental practice management business of the dental services industry is highly competitive and is expected to become increasingly more competitive. Companies engaged in this business are referred to as "Dental Management Service Organizations" (DMSO's). DMSO's are usually characterized by the participating dentists being employees of the DMSO. We are aware of several DMSO's that are currently operating in our Utah markets as well as in other contemplated United States markets. There is also a number of DMSO's currently operating in other parts of the United States that may enter our markets in the future. Our business model is substantively and critically different from that of a typical DMSO and we are aware of no direct competitors, locally or nationally. Other existing DMSO's could be seen as potential competitors who could attempt to adopt models similar to ours and may be better capitalized or otherwise enjoy competitive advantages, which may make it difficult for us to compete against them. Moreover our agreements with our member dentists contain non-compete provisions prohibiting our members from using our business model or any documents or knowledge they may have gained from us to compete with us for at least a two year period.

The business of providing general and specialty dental services is highly competitive in the markets in which we operate. Competition for providing dental services always includes practitioners who have established practices and reputations. Although Dental Cooperative is in the business of assisting even the best dental practices to compete more effectively, it also competes against established large dental practices in the retention and recruitment of dentists. If the availability of quality dentists begins to decline in Dental Cooperative's markets, it may become more difficult to attract qualified dentists as members.

The members themselves may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment of qualified dentists.

The DentistDirect Business Channel

Our dental benefit plan offerings operate in a highly competitive environment. Principal competitors include large insurance companies, which offer managed dental care and indemnity dental products, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to some of those we offer through DentistDirect.

The principal competitive factors in the dental benefits industry are the cost of services (based on the level and type of benefits, premiums and co-payments), the reputation of the plan for providing quality dental care and the size of the plan's provider network (including the number of available panel dentists and the convenience of their locations). Price competition may be especially relevant in seeking the accounts of governmental employers which award contracts on a periodic basis through competitive bidding. The dental benefits industry in general has been subjected to periods of intense price competition in the past, and similar intense competition in the managed dental care industry may occur in the future. There is increased competition from indemnity insurance companies through direct entry into the managed dental care market. It is likely that these efforts will intensify in the future. Frequently, such plans are offered in tandem with indemnity dental insurance coverage and/or PPO alternatives. In addition, an increasing number of medically oriented HMOs and PPOs include dental care benefits as part of their benefit programs.

Indemnity dental insurance coverage offered by insurance carriers may have a competitive advantage over other dental benefit plans because many such carriers are better known, are significantly larger and have substantially greater financial and other resources than we do.

Our dental benefits plan business does not require substantial amounts of capital and, other than government regulation, systems operating costs and the cost of obtaining and monitoring a dental panel, there are no significant barriers to new competitors entering the market. There can be no assurance that we will be able to compete successfully with existing competitors or new market entrants. Any such additional competition could adversely affect results of operations from our dental benefits business.

         Seasonality and Cyclicality

We believe that our business may be subject to seasonal fluctuations. Expenditures by dental services customers tend to vary in seasons and cycles that reflect overall economic conditions as well as budgeting and buying patterns. Because our revenues are largely dependent on consumer spending for dental services, we are materially affected by the economy in general.

Government Regulation

         Our Dental Cooperative and the Possible Dental Practice Transition Business

The practice of dentistry is regulated at both the state and federal levels. There can be no assurance that the regulatory environment in which Dental Cooperative operates will not change significantly in the future. In general, regulation of health care-related companies is increasing. In connection with its operations in its existing market and expansion into new markets, Dental Cooperative may become subject to additional laws, regulations and interpretations or enforcement actions. The ability of Dental Cooperative to operate profitably will depend in part upon the ability of Dental Cooperative to operate in compliance with applicable health care regulations.

The laws of many states typically permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as Dental Cooperative, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. As a result of these laws, Dental Cooperative provides practice management services to its members but does not employ dentists or control the practice of dentistry. Because under the Affiliate Member Agreements Dental Cooperative may become the owner of a dental practice, at least for a period of time, Dental Cooperative will be under increased risk of regulatory action against it under these laws regulating the practice of dentistry.

All states have fraud and abuse laws that in many cases apply to referrals for items or services reimbursable by any insurer, not just by Medicare and Medicaid. A number of states also impose significant penalties for submitting false claims for dental services. Many states prohibit or require disclosure of self-referral arrangements and impose penalties for the violation of these laws. Many states also prohibit dentists from splitting fees with non-dentists. We believe that our Dental Cooperative profit sharing arrangements do not implicate these laws on referral fees, although our conclusions have not been tested in any court or administrative venue.

Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states prohibit the advertising of dental services under a trade or corporate name. Some states require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. We intend to comply with these laws as we consider dental practices to purchase through our Dental Practice Transition business segment.

Although we believe our operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that our contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which Dental Cooperative operates, or the advertising strategy Dental Cooperative employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility.

         Our DentistDirect Business

Our dental benefit plan business is and will continue to be subject to substantial governmental regulation, principally under the insurance laws of the states in which DentistDirect conducts and will conduct its business. Currently, we only have operations in one state, and that state does not consider our operations to be an insurance company. Although specific requirements vary from state to state, these laws generally require that the plan provider be licensed by the relevant state insurance department to offer dental care plans, and may also prescribe minimum levels of net worth and reserves; limit the ability of DentistDirect to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured, require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for our dental benefit plans; provide for periodic examinations, including quality assurance review; establish standards for plan management and other personnel; specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in certain states) of the voting power over the plan without prior governmental approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations.

Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring us to admit "any willing provider" to the plan's dental panel, that could adversely affect both the Dental Cooperative business segment and the DentistDirect segment. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the offering of dental care plans and their profitability. We are unable to determine the likelihood or effect of any such regulatory or legislative changes.

State regulatory requirements may also limit our ability to operate in certain existing markets or adversely affect its ability to enter new markets on a de novo basis or through acquisitions. In some states we can only conduct business through a contractual arrangement with a licensed indemnity carrier or a full service HMO, which is generally a less advantageous and more cumbersome arrangement than offering dental care plans directly.

While the regulated nature of our dental benefit plan business segment may interfere with management's plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

Failure to maintain regulatory compliance and constructive relationships with relevant regulatory authorities could adversely affect our ability to conduct our dental benefit plan business, for example, by limiting our ability to obtain required approvals for new products or premium increases. In an extreme case, failure to comply with relevant laws and regulations may result in revocation of one or more of our licenses. Our policy is to pay close attention to regulatory compliance matters.

Corporate Culture

We strive to create and maintain an organizational culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract a highly qualified and professional staff with a skill set and bearing suitable for successful interface with high-end medical professionals. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have in the past successfully attracted and retained highly skilled employees.

Our success depends in large part on attracting and retaining talented, innovative and experienced professionals at all levels. The market for certain skills in areas such as information technology and communications is at times extremely competitive. Our historically limited financial capabilities have also limited our ability to attract needed personnel. We have benefited immensely by our senior managers' willingness to waive compensation as needed to help us meet our historical budgets.

As of December 31, 2004, we had 2 full time employees, 1 part time employee and 1 independent contractor (acting as our chief financial officer). We believe that our relationship with our employees and contractors is good. None of our employees are covered by a collective bargaining agreement.

Our facilities are limited to rented space we lease in a low-rise office building in the Southeast quadrant of Salt Lake County, Utah. As we grow, we are actively looking for larger space that is more centrally located in our developing Utah Wasatch Front market. We have no inventory storage needs or manufacturing operations.

Risk Factors

         Our Contracts with Member Dentists Have Inherent Limitations

Our Dental Cooperative member contracts call for a member dentist to pay a percentage of operating revenues of his practice monthly. We do not centrally account for the operating revenues of member practices, and so we rely on the members to compute operating revenue timely and accurately and to calculate and submit the required percentage management fee also timely. Accounting periods end at calendar month end, although it may take one or more weeks past the end of each month for the member dental practice to complete it's accounting and pay its management fee.

Thus we have two inherent problems: the uncertain accuracy and timeliness of our management fees, both as paid and as receivable; and the need to estimate our accrued management fee income as of the end of each accounting period. We have the right to audit our members' financial records, and so we can true up our management fees retroactively. However both of these uncertainties as to management fees will result in estimates in our financial statements, and period to period adjustments in historical numbers in future reports as more information is obtained by actual payment data and the passage of time.

         Accumulated Losses

To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Without adequate new financing, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

During 2004 we incurred a net loss of $(221,144), and we have an accumulated deficit of $(693,505) since inception.

         Risks Associated with Intended Growth Through
         New Members and New Market Areas

The growth of our dental cooperative business segment will depend on our ability to attract economically successful dentists into our cooperative business model, and as dental services providers under the DentistDirect dental benefit plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which we believe can achieve such a presence in the near term, and seeking these practices as a "magnet" or "core" from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake , Utah, Weber and Cache counties. Recent efforts have successfully brought in additional new members in Davis and Box Elder Counties.

However we have never attempted to enter a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement its national growth successfully.

Our dental benefits plan business depends on the member dentists that DentistDirect attracts to serve as the panel of dentists providing services under the plans. Therefore the expansion of our dental benefit plan business will always be within markets in which Dental Cooperative has a substantial number of members, and likely will not be as a result of expansion into areas not then served by Dental Cooperative.

We devote substantial time and resources to new Dental Cooperative member acquisition activities. Identifying appropriate member candidates and negotiating membership agreements can be a lengthy and costly process. There can be no assurance that suitable new members will be identified or that new members will be attracted on terms favorable to Dental Cooperative; or that such new memberships can be added on a timely basis or at all. In the event that Dental Cooperative is not able to regularly increase its membership base, and accordingly its aggregate membership fees in tandem with new member attraction, our financial results may be materially lower than analysts' expectations, which likely would cause a decline, perhaps substantial, in the market price of our common stock.

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

         Risks Associated with Expansion within Existing Markets

Dental Cooperative will seek to increase revenue and profitability in existing markets by physically expanding the number of its existing members to add more dentists and hygienists, by establishing new dental practices and by improving the efficiency of the member dental practices. Dental Cooperative's success will be dependent, in part, upon increasing the revenue from existing members through their growth and successfully establishing new member locations.

All in all, there can be no assurance that growth better than or equal to these historical results can be achieved with existing members or through the attraction of new members in new markets.

         Management of Growth

As noted earlier, Dental Cooperative has experienced growth in its member dentists as follows:

                        2004     2003   2002    2001     2000     1999     1998
                        ----     ----   ----    ----     ----     ----     ----
Members at year end:     94       71     63      61       58       54       52

This growth has placed, and will continue to place, strains on our limited staff, management, operations and systems. Our ability to compete effectively will depend upon our ability to attract, train and assimilate additional management and other employees and our ability to expand, improve and effectively utilize our operating, management, marketing and financial systems to accommodate expanded operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth may have a material adverse effect on our business, financial condition and operating results.

Concomitantly in order to effectively and efficiently bear the added costs of being a public company in the United States today, including the ongoing costs of accounting, legal and other professionals helping us to comply with ongoing disclosure obligations and the new requirements of the Sarbanes-Oxley legislation, we must grow significantly, not only in our existing markets but also in new markets. This growth also must be managed and will require added talents and management personnel in addition to the current staff.

         Availability of Member Dentists

All members of Dental Cooperative can sever their member relationship at any time, especially under the Associate Member arrangement in which there is no loan from Dental Cooperative to the member. Although these member agreements contain non-compete clauses, there is no assurance either that we can retain current members or that departing members will not have the ability to adversely affect our efforts to recruit a new member in the area of the departing member.

Since 1999, a total of 105 dentists have signed member agreements with Dental Cooperative. This number compares with the 94 dentists who are currently members. This attrition can be explained by a number of reasons, including retirements, moves and withdrawals, but is indicative of the problem facing us as we attempt to provide benefits to our member dentists with limited financial and management resources. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing, let alone new markets.

         Limited Capital; Need for Additional Financing

Both the assumption of significant additional compliance and professional costs required of a public company in the United States today and the planned implementation of our growth strategy will require significant capital resources. Our growth strategy will require resources not only to increase management personnel and systems, but also significant funding to enable the triggering of our Affiliate Agreements through member loans. To date we have not identified funding sources with acceptable terms to enable us to finance our Affiliate Agreements, and we have operated without the Affiliate Agreements on very limited resources provided mostly from the management fees received from member dentists, salary waivers by management, payable deferrals, and capital provided as loans and in kind by members of management. Limited positive funding has come from the DentistDirect business channel started in 2003. To date, however, our historical revenues and other financial support (primarily loans and salary waivers from management and the patience of several large creditors) have not provided enough funding for the level of operations we have historically conducted, and we are in arrears for professional services, and we booked a net loss of $(221,144) in 2004 compared with a $(157,107) loss in 2003. The increasing loss can almost all be ascribed to the decision in 2003 to pay out significantly higher cash salaries to our management team and the costs of being a public company now being shouldered by the revenues of our Dental Cooperative and DentistDirect channels since June 30, 2004.

We look to growth in the number of member dentists and the corresponding growth in the fees payable by member dentists, growth in revenues from the dental benefit plan business, and possible revenue from dental practices operated in transition to provide ongoing revenues to meet our operating expenses. As noted above, in the discussion of managing growth, we must grow significantly in order to succeed as a public company. If we are unable to pay salaries to our management both currently and at competitive levels, it will not be able to attract the management personnel it will need to effect and manage its needed growth. If we do not pay our professionals currently, we will soon be unable to attract competent legal and accounting help.

Our business plan calls for Affiliate Member dentists to receive loans from us for up to the full value of their dental practices, with concomitantly and significantly increased management fees. To date we have not had the funding to close any loan under an Affiliate Member arrangement, although we were successful in assisting some Associate Members to obtain financing from a third party. We do not believe that the current Associate Member arrangements, even coupled with the added profit opportunities through DentistDirect, will generate sufficient management fees to enable the projected expansion of our Dental Cooperative business or that would justify the continuing cost and infrastructure of a public company.

The funding needed to implement the existing Affiliate Member loan arrangements would initially be in the tens of millions of dollars. There is no assurance that we will have greater success in attracting this amount of capital as a public company than was experienced by Dental Cooperative as a private company over the last approximately five years.

We expect that our capital requirements over the next several years will substantially increase and will exceed cash flow expected to be generated through management fees as now being received. Therefore, to finance our operating and capital requirements, we anticipate the need to obtain one or more lines of credit from banks or other financing sources, and from time to time to issue additional equity securities. (As discussed elsewhere in this Report, we are engaged in a private offering of common stock during the first quarter of 2005 for up to $1,000,000 of new capital from accredited investors. As this report is filed, little if any response to this offering has been received from investors.

Additional debt or extraordinary equity financings could be required to the extent that our common stock fails to maintain a market value sufficient to warrant its use for future financing needs. We may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of our operations or our other capital requirements could materially and adversely affect our ability to pursue our business plan.

If additional funds are raised through the issuance of equity securities, dilution to our existing stockholders may result. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants.

         Risks Associated with Cost Containment Initiatives

The health care industry, including the dental services market, is experiencing a trend toward cost containment, as third-party and government payors seek to impose lower reimbursement rates upon providers. We believe that this trend will continue and will increasingly affect dental services. This may result in a reduction in per-patient and per-procedure revenue from historic levels. Significant reductions in payments to dentists or other changes in reimbursement by third-party payors for dental services may have a material adverse effect on both on our Dental Cooperative business segment and on our dental benefit plan business segment.

         Risks Arising From Health Care Reform

There can be no assurance that the laws and regulations of the states in which we operate will not change or be interpreted in the future either to restrict or adversely affect our relationships with dentists. Federal and state governments are currently considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced could, if adopted, have a material adverse effect on our business, financial condition and operating results. It is uncertain what legislative programs, if any, will be adopted in the future, or what actions Congress or state legislatures may take regarding health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payments for the services of our affiliated dental practices.

         Possible Exposure to Professional Liability

In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice and related legal theories. Some of these lawsuits involve large claims and significant defense costs. Dental Cooperative cannot and does not carry professional malpractice or general liability insurance for itself and maintains no professional liability insurance covering dentists, hygienists and dental assistants at its members' offices, although such coverage is required of our members in our membership agreements. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the member dentists or Dental Cooperative may have a material adverse effect on our member's ability to pay membership fees and therefore on our business, financial condition and operating results.

Any malpractice suits involving the dentists in our contemplated Dental Practice Transition business segment, if successful, could result in substantial damage awards that may reduce or eliminate our profit expectation from these practices. We anticipate requiring that malpractice insurance be maintained by all dentists at a Dental Practice Transition office.

         Reliance on Certain Personnel

Our success, including our ability to complete and integrate new members, depends on the continued services of our management staff. Each of our managers has a large portfolio of direct responsibilities and there is no redundancy. The loss of the services of any one of our current management could have a material adverse effect on our business, financial condition and operating results. On June 30, 2004, we entered into new employment agreements with most of these individuals for five-year terms. We do not, however, maintain key man life insurance policies on any members of management.

Implementation of our business strategy will require the addition of new qualified management personnel, and there is no assurance we can attract these new personnel.

         Effective Control by Principal Stockholders

Members of our management team, together, own approximately 41% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors. Sales of shares by such stockholders could reduce the level of such influence.

         Shares Eligible for Future Sale

The Mountain Oil/Dental Cooperative transaction increased our total issued and outstanding shares by approximately 900%. The new shares issued to the shareholders of Dental Cooperative on June 30, 2004 are restricted shares under Rule 144 and may not be resold into the public market for at least one year and then under certain continuing restrictions. These shares will be available for sale into the public market on and after July 1, 2005, provided the selling shareholders comply with Rule 144. This large number of shares becoming available for possible sale into the public markets at the same time may adversely affect the prevailing market price for our common stock, and could impair our ability to obtain additional capital through an offering of our equity securities.

         Risks Associated with our Dental Benefits Plans

We market our dental benefits plan offerings through both affiliated and independent agents, as well as through direct sales by our employees. This dual distribution system is designed to reach large groups as well as smaller groups in an efficient and cost effective manner. Our small staff limits the amount of direct selling that can be done by these persons.

As the plan grows, we must be able to increase staff to perform customer service functions for employer customers and covered employees. While some of these tasks can be outsourced to a third-party plan administrator, there will be a need to have our employees available to solve problems and generally conduct public relations for the plan, as well as to address emergency service issues and relations among the dentists providing services to the plan.

         An Economic Downturn Could Harm our Business

Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession, or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. A decline in economic conditions may have a material adverse effect on our business.

         Our employees may engage in misconduct or other improper activities, which could harm our business

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with legal requirements, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our dentist members' sensitive information, which could result in serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

         If We Are Unable to Manage our Growth, our Business Could Be Adversely Affected

Sustaining our company's growth has placed significant demands on management, as well as on our administrative, operational and financial resources. To continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected. Part of managing growth is the enforcement of proprietary protections against unfair competition. We have proprietary value in our names, in our business structures, in our legal documents, and in our markets. We have undertaken tradename protection of our names and have provided for noncompetition covenants in our member agreements. Our ability to enforce these protections will depend on the resources we have the will of management. Our unwillingness or inability to enforce our proprietary protections will result in adverse consequences and increased competitive disadvantage.

         We May Undertake Acquisitions that could Increase our Costs or Liabilities or be Disruptive

One of our key operating strategies is to selectively pursue acquisitions. We may not be able to locate suitable acquisition candidates at prices we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, but which we generally assume as part of an acquisition. Such liabilities could have a material adverse effect on our financial condition.

         Covenants in a Credit Facility may Restrict our Financial and Operating Flexibility

We are currently exploring the arrangement of a large amount of debt for the implementation of our Affiliate Agreements. To the extent that this credit facility contains covenants that limit or restrict, among other things, our ability to borrow money outside of the amounts committed under the credit facility, make other restricted payments, sell or otherwise dispose of assets other than in the ordinary course of business, or make acquisitions, in each case without the prior written consent of our lenders, our ability conduct effective business may be hampered. Our credit facility also might require us to maintain specified financial covenants relating to the interest coverage and maximum debt coverage. Our ability to satisfy these financial ratios can be affected by events beyond our control, and we cannot assure ourselves that we will meet these ratios. Default under a credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Any such restrictive covenants in any future debt obligations the company incurs could limit our ability to fund our business operations or expand our business.

From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If, in the future, our lenders refuse to provide waivers of our credit facility's restrictive covenants and/or financial ratios, then we may be in default under the terms of the credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand its business.

         Conflicts of Interest

Certain of our officers and directors will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with us, these of our officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Utah, our directors are required to act honestly and in good faith with a view to our best interests. In determining whether or not we will participate in a particular business opportunity and the interest therein to be acquired, the directors will primarily consider the degree of risk to which we may be exposed and its financial position at that time.

Item 2. Properties

Our only physical facilities are located in Salt Lake City, Utah, and consist of less than 500 square feet of leased office space on a month to month basis. Our lease also provides us with common area usage, and certain office support services, such a receptionist and conference room services. Our rental expense for 2004 was $3,317 and, was $3,165 in 2003. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3. Legal Proceedings

The Company is not involved in any legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are not material to its financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended December 31, 2004.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

Our common stock is traded over the counter through the NASDAQ Bulletin Board system under the symbol DPAT.OB. and as of March 1, 2005, we had 343 registered shareholders of our common stock.

During the last two fiscal years, no cash dividends were declared on our common stock. Management does not anticipate that dividends will be paid on our common stock any time in the near future.

The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock(1) as reported on the OTC bulletin board for the periods indicated.

                                         High                Low
                                         ----                ---
         2004
         ----
         First Quarter                   0.95                0.33
         Second Quarter                  1.01                0.35
         Third Quarter(1)                1.01                0.35
         Fourth Quarter                  1.01                0.55

         2003
         ----
         First Quarter                   0.30                0.25
         Second Quarter                  0.51                0.45
         Third Quarter                   0.30                0.25
         Fourth Quarter                  0.55                0.40

         (1) The Dental Cooperative acquisition closed on June 30, 2004, and stock prices shown for the Third and Fourth Quarters of 2004 are for the new Dental Patient Care America business while the other quarterly prices are for the old Mountain Oil business.

Of the total 21,149,762 shares outstanding at December 31, 2004, 18,023,288, or 89% were restricted against resale into a public market. All of these restricted shares will be eligible for resale under Rule 144 on July 1, 2005.

         Unregistered Securities Transactions

On June 30, 2004, we issued approximately 18,823,288 new shares of our common stock to the shareholders of Dental Cooperative, Inc. in connection with the merger transaction whereby Dental Cooperative became our wholly owned subsidiary and the former shareholders of Dental Cooperative became the controlling shareholders of the Company. (See "Business--Corporate History", above) These shares were issued and delivered in a transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

During the first quarter of 2005, we initiated an private offering of up to 2,000,000 shares our common stock to accredited investors under Rule 506 promulgated under the Securities Act of 1933 at an offering price of $0.50 per share. As of the filing of this Report it is unclear whether this offering will raise all or any of the needed capital sought by the offering.

         Stock Options

We have issued stock options to prior executive officers and directors under our stock option plan, and we have issued other stock options on a stand alone basis to certain other individuals as compensation for services rendered to the Company. No current Executive Officer or employee has been issued stock options or any other stock-based award.

The following table shows all of the outstanding stock options as of December 31, 2004:

                                          Number of
                                       Shares Covered                                                Vesting Date
         Name of Optionee                by Options     Exercise Price      Expiration Date            (if any)
-------------------------------------- ---------------- ---------------- ----------------------- ---------------------
Joseph Ollivier                            25,000            $1.00          January 31, 2010             None
Harry L. "Pete" Peterson                   25,000            $2.25           March 31, 2011              None
Pugh Dental                               200,000            $2.50           June 30, 2009          June 30, 2004
Scott Bryan                                50,000            $2.50           June 30, 2009          June 30, 2004
FMG Productions                            10,000            $2.50           June 30, 2009          June 30, 2004
Richard. Webb                               2,000            $2.50           June 30, 2009          June 30, 2004
David. Thomas                               2,000            $2.50           June 30, 2009          June 30, 2004
-------------------------------------- ---------------- ---------------- ----------------------- ---------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. This discussion contains forward-looking statements about our business and operations that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of the "Risk Factors" described elsewhere in this annual report.

         About This Management's Discussion and Analysis The discussion and analysis that follows is organized to:

         o        provide an overview of our business;

         o        discuss our results of operations for 2004;

         o        describe our liquidity and capital resources; and,

Overview

DPCA and its wholly owned subsidiaries, Dental Cooperative, Inc.(active), DentistDirect, Inc. (active) and Dental Practice Transition Inc. (dormant) are together referred to as the "Company" and all references of "we" or "our" also refer to the consolidated entity.

We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. As explained elsewhere is this report, it is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and amortize the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members.

We earn revenue from our dental benefit plan offerings as a result of premium and related payments and earn income to the extent such revenues exceed claims paid out during the measurement period. When premiums are received, they are recorded as restricted cash and a liability titled "claim reserve" is recorded for the same amount. As claims are paid out, the restricted cash and the liability are reduced. Gross income from such premiums is recognized when we no longer have any claim obligation. The margin from the just described process is only possible if the Company is either a risk retention entity or can contract for a share of that margin with a licensed third party risk retention entity. Prior to 2004, the Company was under contract with a third party risk retention entity allowing DentistDirect to retain the margin from net premiums. Early in 2004, we lost our risk agent relationship and could no longer retain net premium margin as revenue. We had to contract with another risk retention agent to cover the DentistDirect plans, and this change, while continuing to cover our patient lives for our members, eliminated our ability retain net premium margin. Thus while revenue from dental plan activities grew in 2004, our income or gross margin markedly declined during 2004 and will zero out sometime in the first quarter of 2005. DentistDirect expects to finalize a contract with a nationally recognized risk retention agent that will allow us to again retain the net revenue margin from our plans starting likely in the second half of 2005. We are also developing new, non insurance modes of dental benefit delivery with a view to recapturing and significantly growing our dental plan revenue and margins, and continue to grow patient flow for the Company member dentists. Such new delivery systems may be ready for introduction into DentistDirect's current Utah market during the second quarter of 2005.

When and if implemented, we will expect to earn revenue from our Dental Practice Transition business by profitably operating dental practices between the time that the old dentist retires and we have contracted the sale of the practice to a new incoming Dentist. As noted elsewhere in this Report, we have preliminarily identified one or two practices that might be acquired should the company decide to move ahead with this business.

Our 2004 Results of Operations

Our dental practice management revenues, referred to as "cooperative revenues" on the statement of operations, increased from $401,375 for the twelve months ended December 31, 2003 to $449,853 for the same period in 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors. This increase is due to growth in the number of member dentists, and concomitant growth in management fees payable and group purchasing rebates.

Dental Cooperative Member incentive expenses were $119,702 for the twelve months ended December 31, 2004 as compared to $95,899 for the comparable period in 2003. As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting marketing fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to cover operating expenses as needed.

Our DentistDirect revenues are up significantly in 2004 from 2003, notwithstanding considerable bumps in the road during 2004. Our dental benefit plan offerings were first started in mid 2003, and grew by nearly 40% during 2004 compared with the prior year. As explained earlier in this report, with respect to the comparison between the third quarter dental benefit plan results, the Company ceased being the risk retention agent for its plans in the second quarter of 2004, with the practical effect of eliminating all of the net premiums margin from the dental benefit plan business as annual contracts were rewritten with another risk retention agent. We anticipate that the steps we are taking to recapture our risk retention status through new reinsurance arrangements in the first quarter of 2005 will restore the profitability of this business line. It should be noted that we have reserved substantially all of the benefit plan revenue we have received, and so these revenues have had a negligible effect so far on net income. As our experience increases in this business, and as we develop new products within this business segment, we believe more and more these revenues can be captured into profit. DentistDirect costs also increased from $121,976 in the twelve months ended December 31, 2003 to $185,427 in the same period in 2004. As explained above, this increased cost is largely explained by the cost of retaining a third party risk retention agent in 2004.

General and administrative expenses increased from $473,212 for the twelve months ended December 31, 2003 to $543,808 for the same period in, 2004. This is explained by (a) the continuing costs of start up of the DentistDirect business, which required large front-end loaded expenditures in late 2003 and early 2004 that are not accounted for as direct costs of the program, (b) the costs of the merger transaction whereby Dental Cooperative and DentistDirect were acquired by the Company on June 30, 2004, and (c) the decision to begin paying higher cash payouts of salaries to management starting late in 2003. The nonsalary costs included higher legal and accounting fees as well as printing and postage and other costs. We do not expect these levels of nonsalary expenses to continue at these high levels and they declined markedly in the last quarter of 2004 such that total 2004 G & A as percentage of total revenues was 4% less than in the same period in 2003.

Option Agreement with Evolution Services, Inc.

We have entered into a control group relationship with a third party, Evolution Services, Inc. whereby we have given Evolution an option to acquire 80% of the outstanding stock of Dental Cooperative, Inc. Through this option, Dental Cooperative becomes part of Evolution's control group under Internal Revenue Code requirements, and can thereby participate in employee benefit and other services from Evolution. Dental Cooperative holds all of the employment agreements with our managers and provides benefits such as health insurance to our managers and employees. We do not believe that Evolution will exercise this option as long as Dental Cooperative is current in its payments to Evolution for its services and offerings. We believe that this arrangement with Evolution provides us with more cost effective employee benefits for our employees than would be otherwise available.

Liquidity and Capital Resources

We chose to continue to distribute Dental Cooperative member incentives in 2004, although we have not yet generated positive cash flow from operating activities, and there can be no assurance that we will be able to generate positive cash flow in future periods. If we are unable to generate positive cash flow from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our accounting legal service providers through payment of their overdue bills.

As of December 31, 2004, we reported current assets of $85,762, up from the $73,763 reported at September 30, 2004 and significantly down from December 31, 2003. Primarily this represents a consumption of cash in spending on salaries, rent and payments to our professional service providers. If consumption of cash continues unabated, we will likely run out of cash and further reduce our current assets by mid 2005. Our current liabilities of $483,976 is higher than the $452,714 reported at September 30, 2004 and the $449,252 reported for the end of the 2003. The growth in current liabilities is primarily the result of deferred payment of increased professional fees and costs, together with carryover of significant related party indebtedness. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

We currently have no bank lines of credit or third party indebtedness, other than the operating payables mentioned above. We have relied on our ability to control expenses through deferred payment of creditors and salary waivers by management to continue as a business. As our revenue-generating capability becomes more regularized, we plan on obtaining one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

Management has initiated a private offering of shares of the Company's common stock in the first quarter of 2005 in an attempt to bring as much as $1,000,000 in additional cash and capital to the Company and its balance sheet. The intention would be to pay accrued vendor payables and to retain any remainder, as needed operating capital. There is no assurance that this an offering will prove successful.

Management is also exploring one or more credit arrangements for the express purpose of implementing the Dental Cooperative Affiliate Agreements providing for loans to such dentists, coupled with increased management fees from such dentists. There is no assurance that such funding can or will be obtained or when it can be obtained. The Company has pursued such funding on several occasions in the past, and has not identified sources with acceptable terms and arrangements.

We recognize a need to grow both our dental cooperative management business and our dental benefit plan business, both in our current markets in Utah and beyond the Utah borders. We could use authorized but unissued shares of common or preferred stock as consideration for appropriate acquisitions. We expect to enter into such transactions, if any, on a nondilutive basis to our shareholders, such that the additions to the Company in net income and assets will equal or exceed the cost in share dilution.

Our Outlook and Perspective on the Company's Prospects

Our acquisition of Dental Cooperative together with our DentistDirect business in June 2004, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time has resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The management team is top heavy in strategic managers and thin in operational and administrative personnel, a situation not unusual for what is essentially a start-up venture. We anticipate that as the dental cooperative and the dental benefit plan businesses grow, the increased revenue together with increased capitalization will enable the hiring and retention of additional qualified operational and administrative personnel. We also anticipate that increasing revenues will enable us to reduce our legal, accounting and related party indebtedness, thus reducing the level of current liabilities, although we likely will require some form of new capital infusion to completely remove our current vendor liabilities.

The growth in Cooperative membership has continued unabated even given our skeleton staff and the lack of financing for the Affiliate Member benefits. We believe that there is one clear reason for this growth and that is, that the perceived value of membership exceeds the related costs. We also believe that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. We cannot assure that others won't adopt similar operating models, but are not aware of any such model that is currently operating. We acknowledge that time is of the essence and that the Cooperative must grow and grow on a national scale to take advantage of the cost and preparation of the past several years.

Our DentistDirect dental plan business is not strategically unique by virtue of its initial products. It is unique by virtue of its relationship to its panel of dental providers, most being members of Dental Cooperative. This family of dental plans is directed by and for its panel of providers, who by virtue of their stake in the Dental Plans can make possible the offering of unique products. While this has been done on a limited scale before, it has not been combined with the Cooperative model. With the re-establishment of our ability to retain risk and margin, we believe we are poised for significant growth. The company acknowledges the aforementioned risks associated with such growth and that there can be no assurance those risks can be successfully dealt with by the company or its prospective competitors.

Item 7. Financial Statements and Supplementary Data

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Dental Patient Care America, Inc


We have audited the consolidated balance sheet of Dental Patient Care America, Inc as of December 31, 2004, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dental Patient Care America, Inc as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, a deficit in working capital and equity and negative cash flows from operations. This raises substantial doubt about he Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
April 12, 2005

                                   Dental Patient Care America, Inc.
                                      Consolidated Balance Sheet


                                                                                    December 31, 2004
             Assets                                                                 -----------------
Current assets:
 Restricted cash                                                                     $            -
 Accounts receivable                                                                         71,866
 Prepaids and other assets                                                                        -
                                                                                     --------------
     Total current assets                                                                    71,866

Property and equipment, net                                                                   2,476
Other assets                                                                                    750
                                                                                     --------------
                                                                                     $       75,092
                                                                                     ==============

-------------------------------------------------------------------------------------------------------
             Liabilities and Stockholders' Deficit

Current liabilities:
 Cash Overdraft                                                                      $        7,803
 Accounts payable                                                                           112,286
 Accrued expenses                                                                            54,810
 Claim reserve                                                                               13,896
 Related-party notes payable                                                                165,515
 Deferred gain on discontinued operations                                                    11,000
 Member deposit payable                                                                     115,770
                                                                                     --------------
     Total current liabilities                                                              470,080

Commitments and contingencies                                                                     -

Stockholders' deficit:
 Preferred stock, no par value, audthorized 10,000,000
   shares;  no shares issued or outstanding                                                       -

 Common stock, no par value, 50,000,000 shares
    authorized; 21,176,762 shares issued and outstanding                                    298,517

 Accumulated deficit                                                                       (693,505)
                                                                                     --------------

     Total stockholders' deficit                                                           (394,988)
                                                                                     --------------

                                                                                     $       75,092
                                                                                     ==============

---------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.

                                                   31

                                          Dental Patient Care America, Inc.
                                        Consolidated Statements of Operations
                                                 For the Years Ended

                                                                     December 31
                                                                2004              2003
                                                          ----------------- -----------------
Cooperative revenues                                       $     449,853     $     401,375
Insurance revenues                                               184,722           134,194
                                                           -------------     -------------
                                                                 634,575           535,569

Costs and Expenses:
 Insurance claims and direct costs                               185,427           121,976
 Member incentives                                               119,702            95,899
 General and administrative expense                              543,808           473,212
                                                           -------------     -------------

    Income (loss) from operations                               (214,362)         (155,518)
                                                           -------------     -------------

Other income (expense):
 Interest income                                                  16,978            22,171
 Interest expense                                                (23,760)          (23,760)
                                                           -------------     -------------

    Total other income (expense)                                  (6,782)           (1,589)
                                                           -------------     -------------

    Net income (loss) before benefit
    for income taxes                                            (221,144)         (157,107)


Income tax benefit                                                     -                 -
                                                           -------------     -------------

Net income (loss)                                          $    (221,144)    $    (157,107)
                                                           -------------     -------------

Net income (loss) per common share
  - basic and diluted                                      $       (0.01)    $       (0.01)
                                                           =============     =============

Weighted average shares outstanding
  - basic and diluted                                         21,015,910        21,823,288
                                                           =============     =============


-----------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.

                                                    32

                                                        DENTAL PATIENT CARE AMERICA, INC.
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)



                                         Preferred Stock             Common Stock           Additional
                                      ----------------------     -----------------------      Paid-In     Accumulated
                                      Shares         Amount        Shares        Amount       Capital       Deficit       Total
                                      ------         ------        ------        ------       -------       -------       -----
Balance, January 1, 2003                   -       $        -     8,479,644     $  8,480    $   8,037    $  (315,254)  $  (298,737)

Common Stock Issued for Services           -                -       190,000          190       56,810              -        57,000

Stock Options Exercised                    -                -       750,000          750      224,250              -       225,000

Recapitalization for reverse merger        -                -     9,403,644      289,097     (289,097)             -             -

Net Loss                                   -                -             -            -            -       (157,107)     (157,107)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 2003                 -                -    18,823,288      298,517            -       (472,361)     (173,844)

Acquisiton of Mountian Oil (MOLI)                                 2,326,474            -            -              -             -

Net Loss                                   -                -             -            -            -              -             -
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 2004                 -       $        -    21,149,762     $298,517    $       -    $         -      (394,988)
                                    ================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.

                                                                 33

                                        Dental Patient Care America, Inc.
                                      Consolidated Statement of Cash Flows


                                                                      Twelve Months Ended December 31,
                                                                      ---------------------------------
                                                                            2004             2003
                                                                       ---------------- ---------------
Cash flows from operating activities:
 Net loss                                                              $  (221,144)     $  (157,107)
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation                                                                 480              480
  Common stock issued for services                                                           57,000
 Decrease (increase) in:
   Restricted cash                                                          11,639          (36,972)
   Accounts receivable                                                     (21,683)         (11,724)
   Short-term notes receivable                                                   -                -
   Prepaid and other assets                                                  1,840             (740)
  Increase (decrease) in:
   Accounts payable                                                         42,398           31,037
   Accrued liabilities                                                       6,162           (7,207)
   Claim reserve                                                           (25,535)          36,941
   Cash Overdraft                                                            7,803                -
                                                                       -----------      -----------
    Net cash (used in) provided by
    operating activities                                                  (198,040)         (88,292)
                                                                       -----------      -----------

Cash flows used in investing activities -
 purchase of property and equipment                                         (1,191)               -
                                                                       -----------      -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options                                         -          225,000
 Proceeds from long-term debt                                               10,000
 Payments of long-term debt                                                (20,000)         (41,040)
                                                                       -----------      -----------
    Net cash provided by (used in)
    financing activities                                                   (10,000)         183,960
                                                                       -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                                        (209,231)          95,668

Cash and cash equivalents at beginning of year                             181,439           85,771
                                                                       -----------      -----------

Cash and cash equivalents at end of year                               $         0      $   181,439
                                                                       ===========      ===========

------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.

                                                    34

                        DENTAL PATIENT CARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of    Organization and Nature of Business
    Significant
    Accounting    Dental Patient Care America, Inc. (the Company) was organized
    Policies      in 1998 for the purpose of organizing dentists into a
                  cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through this business model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company's subsidiary
                  DentistDirect, Inc. under the trade name "Dentist Direct". The
                  Company acts as either a third party administrator or insurance broker for dental insurance.

                  On June 30, 2004, Mountain Oil, Inc., (MOLI) a publicly traded company, executed a merger and plan of share exchange, whereby Mountain Oil, Inc. agreed to acquire 100 percent of the issued and outstanding shares of Dental Patient Care America, Inc.
                  (DPCA) in exchange for 2,326,474 shares (or approximately 11%) of DPCA's issued and outstanding common stock. Because the owners of DPCA became the principal shareholders of the Company through the merger, DPCA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of DPCA.

                  Principles of Consolidation

                  As of the date of the reverse acquisition, all assets and liabilities related to the former operations of Mountain Oil, Inc., were spun off to shareholders. Therefore, the consolidated financial statements do not include any of the assets, liabilities, or operations related to the oil and gas business previously conducted by Mountain Oil, Inc.

                  The consolidated financial statements herein include only the operations of Dental Patient Care America, Inc. (the accounting acquirer) and its wholly owned subsidiaries Dental Cooperative, Inc., and DentistDirect, Inc. Any intercompany transactions and balances have been eliminated in consolidation.

1.  Summary of    Going Concern
    Significant
    Accounting    The accompanying financial statements have been prepared
    Policies      assuming that the company will continue as a going concern.
    Continued     For the years ended December 31, 2004 and 2003, the Company had negative cash flows from operations, had an operating loss, and had negative working capital. These conditions raise substantial doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  Management's plans regarding its working capital deficit, cash flows from operations and profitability include: capitalizing on the conclusion in 2004 of five years of development, operational testing, and proof of concept of the Company's operating models. 2004 also concludes the second complete year of operational testing and refinement of the design and marketing of a family of dental insurance products, which management believes are unique in all the industry. These membership and insurance models are not capital intensive with very low fixed costs, and variable costs that are largely discretionary. The annual loss and accumulated deficit at the end of 2004 were due in significant part as a result of the discretionary of incentives to the Company's members.

                  Management is actively exploring both equity and debt financing opportunities which would allow the Company to implement membership models, which have been in development for several years, involving the financials of individual membership are under consideration which management believes could increase membership significantly during 2005.

                  There can be no assurance that the Company will be successful in its efforts to operate profitably or to secure debt or equity financing should the need arise.

                  Estimates

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

1.  Summary of    Concentration of Credit Risk
    Significant
    Accounting    Financial instruments that potentially subject the Company to
    Policies      concentration of credit risk consist primarily of accounts
    Continued     receivable. In the normal course of business, the Company
                  provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                  The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

                  Restricted Cash and Claim Reserve

                  The Company acts as a third party administrator for dental insurance. Amounts received by the Company to pay for claims are classified as restricted cash with a corresponding liability for a claim reserve. During 2004 an insurance carrier used by the Company became insolvent and the Company has elected to pay obligations of the insolvent insurer. Therefore the claims liability exceeds restricted cash.

                  Property and Equipment

                  Property and equipment are recorded at cost. Depreciation on property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which are estimated to be between four and seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of fixed assets are reflected in the Statement of Operations.

                  Impairment of Long-Lived Assets

                  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of income. During the years ended December 31, 2004 and 2003, there were no impairments.

1.  Summary of    Revenue Recognition
    Significant
    Accounting    The Company charges its member dentists membership fees,
    Policies      marketing fees for referrals provided by the Company, and
    Continued     receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when a valid contract exists, services have been rendered, fees are fixed and determinable, and collection is reasonably assured.

                  Third parties contract with the Company to be able to use the Company's panel of dentists as providers. The Company charges a panel access fee. Panel access fee revenue is recognized monthly as access is provided since a binding agreement has been entered into, services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

                  Insurance premiums are recognized as revenue when a valid agreement exists, the Company has no insurance risk, and collection is reasonably assured.

                  Income Taxes

                  Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

1.  Summary of    Stock Based Compensation
    Significant
    Accounting    The Company accounts for stock-based compensation under the
    Policies      recognition and measurement principles of APB Opinion No. 25,
    Continued     Accounting for Stock Issued to Employees, and related
                  interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based
                  Compensation". Accordingly, no compensation cost has been recognized for these plans except for options that were repriced on September 15, 2003 and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB Interpretation
                  Number 44, "Accounting for Certain Transactions Involving
                  Stock Compensation". From the time of the repricing until December 31, 2003, the exercise price of the repriced options was greater than the market value of the stock. Accordingly, there was no compensation expense relating to the repriced options recorded during the period. These options expired during 2003. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would not have been materially different as the value of options were insignificant.

                  The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            December 31,
                                                --------------------------------
                                                      2004              2003
                     Expected dividend yield        127.79%                  -
                     Expected price volatility           -                   -
                     Risk-free interest rate          3.50%               3.07%
                     Expected life of options      5 years              5 years

1.  Summary of    Earnings Per Share
    Significant
    Accounting    The computation of diluted earnings per common share is based
    Policies      on the weighted average number of shares outstanding during
    Continued     the year, plus the common stock equivalents. There were no common stock equivalents outstanding at December 31, 2004 and 2003.

2.  Property      Property and equipment consists of the following as of
    and           December 31, 2004:
    Equipment
                     Furniture and equipment                 $      5,405
                     Less accumulated depreciation                 (2,929)
                                                             ------------
                                                             $      2,476
                                                             ============

                  Depreciation expense totaled $480 the years ended December 31, 2004 and 2003.

3.  Accrued       Accrued expenses consists of the following as of December 31,
    Expenses      2004:

                     Accrued interest                        $     40,395
                     Accrued payroll and other                     14,415
                                                             ------------
                                                             $     54,810
                                                             ============

4.  Related-      The Company has unsecured notes payable to certain officers
    Party         and directors totaling $165,515 as of December 31, 2004. Of
    Transactions  these notes $132,000 bear interest at 18%, are due on demand and are in default. As of December 31, 2004, $33,515 respectively were non-interest bearing and due on demand.

                  Robert Thorup, Secretary of the Company, is a partner in a law firm rendering legal services to the Company. At December 31, 2004 the Company owed Mr. Thorup's law firm a total of $78,511, for rerpresenting legal fees and costs advanced through that date. The Company continues to incur legal fees and costs with Mr. Thorup's law firm.

5.  Member        The member deposit consists of a dentist member's deposit with
    Deposit       the Company in anticipation of an agreement by the Company to fund the purchase of their dental practice. As of December 31, 2004, the Company has not funded any such dental practice purchase and holds a deposit amount of $115,770 due to the dentist so long as the Company has not purchased the practice.

6.  Commitments   Employment Agreements
    and           The Company has employment agreements with the CEO and COO of
    Contingencies the Company which obligate the Company to pay an aggregate sum of $400,000 per year, plus discretionary bonuses, beginning
                  June 1999 through June 2004. The CEO and the COO have waived the Company's obligation and their claims on these agreements through December 31, 2004.

                  Operating Lease

                  The Company leases office space and equipment under cancelable operating leases. Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2004 and 2003, was approximately $39,800 and $38,000, respectively.

7.  Income        The provision for income taxes is different than amounts which
    Taxes         would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at December 31:

                                                           2004          2003
                                                      --------------------------
                    Federal income tax (provision)
                      benefit at statutory rate       $    82,000    $   59,000
                    Change in valuation allowance         (82,000)      (59,000)
                                                      --------------------------
                                                      $         -    $        -
                                                      ==========================

7.  Income        Deferred tax assets (liabilities) are comprised of the
    Taxes         following as of December 31:
    Continued
                                                     2004            2003
                                                 -----------------------------
                  Net operating loss             $  129,000      $  36,000
                  Claim reserve                       5,000         15,000
                  Capitalized legal costs            12,000         13,000
                  Valuation allowance              (146,000)       (64,000)
                                                 -----------------------------
                                                 $        -      $       -
                                                 =============================

                  At December 31, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $345,000, which will begin to expire 2019. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

                  A valuation allowance has been recorded to offset the net deferred tax asset due to the uncertainty surrounding its realization.

8.  Stock-Based   As of December 31, 2004, the Company had 314,000 options
    Compensation  outstanding, to purchase shares of the Company's common stock.
                  The options were exercisable at amounts in the range of $1.00 to $2.50 and were all fully vested.

8.  Stock-Based   Changes in stock options were as follows:
    Compensation
    Continued                                                  Shares          Price
                                                                Under           Range
                                                               Options         Shares
                                                            --------------------------------
                  Outstanding at January 1, 2003               5,357,000     $ 1.00 - 5.00
                  Exercised                                     (750,000)      0.30
                  Expired or canceled                         (4,557,000)      0.30
                                                            --------------------------------
                  Outstanding at December 31, 2004 and 2003       50,000     $ 1.00 - 2.25
                  Granted                                        264,000       2.50
                                                            --------------------------------
                  Outstanding at December 31, 2004               314,000     $ 1.00 - 2.50
                                                            ================================

                  The following summarizes information about stock options
                  outstanding at December 31 2004:
                                               Weighted
                                               Average
                                  Number       Remaining      Weighted                  Weighted
                  Range of        of Options   Contractual    Average     Number        Average
                  Exercise        Out-         Life           Exercise    of Options    Exercise
                  Prices          standing     (Years)        Price       Exercisable   Price
                  -----------------------------------------------------------------------------------
                  1.00              25,000       5.04        $   1.00       25,000      $  1.00
                  2.25-2.56        289,000       4.64            2.48      289,000         2.48
                                 ---------                               ---------
                  $ 1.00-2.50      314,000       4.68        $   2.36      314,000      $  2.36
                                 =========                               =========

                  The weighted average fair values of the stock-based awards granted during the years ended December 31, 2004 and 2003 were $.57 and $0, respectively.

9.  Supplemental  During the years ended December 31, 2004 and 2003 the Company
    Disclosure    paid the following amounts for interest and income taxes:
    of Cash Flow
    Information                               2004            2003
                                         ----------------------------
                      Cash paid for:
                        Interest           $ 23,512        $ 17,272
                                         ============================
                        Income taxes       $      -        $      -
                                         ============================


10. Recent        On December 16, 2004, the Financial Accounting Standards Board
    Accounting    ("FASB") published Statement of Financial Accounting Standards
    Pronounce-    No. 123 (Revised 2004), Share Based Payment ("SFAS 123R").
    ments         SFAS 123R requires that compensation cost related to
                  share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006.
                  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

11. Option        The Company has entered into a control group relationship with
    Agreement     a third party, Evolution Services, Inc. whereby Evolution was
    with          given an option to acquire 80% of the outstanding stock of
    Evolution     Dental Cooperative, Inc. Through this option, Dental
    Services,     Cooperative becomes part of the Evolution's control group
    Inc.          under Internal Revenue Code requirements, and can thereby
                  participate in employee benefit and other services from Evolution. Dental Cooperative holds all the employment agreements with the Company's managers and provides benefits such as health insurance to managers and employees. The
                  Company believes that Evolution provides us with more cost effective employee benefits for employees than would be otherwise available.

12. Subsequent    During January 2005, the Company began offering to sell up to
    Event         2,000,000 shares of common stock and equity to accredited
                  investors in a private placement for $50 per share.









Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with our accountants.

Item 8a. Controls and Procedures Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that management has weaknesses in its disclosure and reporting controls and is taking steps to evaluate and improve those controls.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 15d -- 15(f) under the Exchange Act) during the fiscal fourth quarter ended December 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8b. Other Information

         Reports on Form 8-K

The Company has reported all other information required to be disclosed in a report on Form 8-K during the quarter ended December 30, 2004, as follows:

         Form 8-K report filed on November 5, 2004

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliant with Section 16(a) of the Exchange Act

         Information Regarding Our Directors

The names, ages and positions of our directors, as of December 30, 2004, are set forth below:


                                                           Term       Director
             Name            Age         Position        Expires       Since
             ----            ---         --------        -------      --------
Michael Silva                53      Chief Executive       2005         2004
                                       Officer and
                                         Chairman

Marlon Berrett               63       President and        2005         2004
                                         Director

Harry L. "Pete" Peterson     60          Director          2005         2001

All of our directors are elected annually. Messrs. Silva and Berrett were officers and directors of Dental Cooperative, Inc. at the time we acquired Dental Cooperative on June 30, 2004. The agreement governing the acquisition provided that Messrs. Silva and Berrett would be elected by the board of directors to fill vacancies left by the resignations of Joseph Ollivier and Lynn Stratford, both of whom were elected at last year's annual meeting of shareholders.

The following sets forth the business experience, principal occupations and employment of each of the directors.

            Michael Silva has served as a Director of Dental Patient Care America since June 2004, and has been a director of our subsidiary, Dental Cooperative, since it was formed in 1998. He has acted as Chief Executive of the Company since June 2004 and of Dental Cooperative since 1998. In addition to his roles at the Company and Dental Cooperative, Mr. Silva is also Director of Wirthlin Worldwide Consulting from 2002 to the present. Prior to joining Wirthlin Worldwide, Mr. Silva was an independent business crisis consultant.

            Marlon Berrett has served as a Director of the Company since June 2004, and has been our President since that time. He has been a director of our subsidiary, Dental Cooperative, since October 1998, and also acted as President and Secretary of Dental Cooperative for the same period of time. In addition, Mr. Berrett is the managing partner of Executive Alliance Group LLC, a consulting partnership, where he serves as a U.S. spokesperson and representative of the German State of Saarland's Economic Promotion Corporation.

            Harry L. "Pete" Peterson has been one of our Directors since 2001. Mr. Peterson is President of Business Insurance Group, Inc. a Utah corporation in business since 1989 doing business under the trade name "Big Benefits". Big Benefits offers health insurance, claims administration, underwriting and plan design to employer groups primarily in the self-funded market. He heads up our DentistDirect dental benefit plan business.

         Compensation of Directors

We have no current program for the compensation of our directors who are not executive officers. All of our directors are significant shareholders in the Company and regard the Company's success as their financial reward.

Messrs. Silva and Berrett are also employees and receive salary and other benefits in those roles.

Mr. Peterson may be compensated for his service heading up our DentistDirect business segment, although this compensation will be on an ad hoc basis.

         Establishment of Committees; Compensation Committee Interlocks and Insider Participation

The Board of Directors has no committees given its small size. The entire board acts as the compensation committee for the Company, and performs the role of audit committee interface with our outside auditors. As a result, Messrs. Silva and Berrett have direct control over the level of their own salaries and benefits.

Information Regarding the Executive Officers of the Registrant

The names, ages and positions of our executive officers as of December 31, 2004, and the dates from which these positions have been held are set forth below.

NAME                        AGE         POSITION
----                        ---         --------

Michael Silva               53          Chairman and Chief Executive Officer

Marlon Berrett              63          President and Chief Operating Officer

Andrew Eberhardt            33          Vice President

Brad Berrett                50          Chief Financial Officer

A. Robert Thorup            52          Secretary and General Counsel

The following sets forth the business experience, principal occupations and employment of each of the current executive officers who do not serve on the board. Please read "Information Regarding the Directors of the Registrant" above for the information with respect to Messrs. Silva and Marlon Berrett. (Messrs. Marlon Berrett and Brad Berrett are brothers):

         Andrew Eberhardt was appointed Vice President of the Company in June 2004 and has been in the same capacity at Dental Cooperative since July 2002. Mr. Eberhardt has been employed by Dental Cooperative since April, 1999. Mr. Eberhardt was formerly employed at Redman Van and Storage in a sales manager position.

         Brad Berrett became our Chief Financial Officer in June 2004. He joined Dental Cooperative as Comptroller on a part time basis in June, 2001 and continues in that role to the present time. Mr. Berrett is also President of Pediatric Care, Inc., a pediatric clinic in Utah County, Utah.

         Robert Thorup was elected Secretary and General Counsel in June 2004. He was Assistant Secretary of Dental Cooperative since July 2000. Mr. Thorup is a senior partner with the law firm of Ray Quinney & Nebeker in Salt Lake City, Utah. Mr. Thorup is also a director of Utah Medical Association Financial Services, Inc. (a registered investment advisor); a trustee and officer of The East High School Foundation (a charitable educational foundation), and an officer of The Wayne Brown Institute (nonprofit business venture accelerator). Mr. Thorup was previously a director of Crossroads Oil plc, a publicly traded oil and gas exploration company.

         Each of the executive officers holds his respective office until the regular annual meeting of the Board of Directors, which usually follows the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Code of Ethics

The Company adopted a Code of Ethics, Conduct, and Responsibility (the "Code") on April 4, 2004 that applies to all employees, executive officers and directors of the Company. The Code also serves as a code of ethics for the Company's chief executive officer, chief financial officer or any person performing similar functions.

We do not provide any special access to a telephone hotline or confidential email so that employees can report suspected instances of improper business practices such as fraud, waste, and violations of the Code of Ethics, Conduct and Responsibility. The small number of our employees makes such steps uneconomical and unnecessary. By the same token, the small and close-knit management team, together with the sibling relationship of the President and the Chief Financial Officer, raises inherent internal control risks.

Item 10. Executive Compensation

Set out in the following table is a Summary Compensation Table showing the various elements of compensation actually paid during 2004 and during the previous two years to our Chief Executive Officer and to each other Executive Officer who drew regular compensation:




                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                         SUMMARY COMPENSATION TABLE

                                                 Annual Compensation      Long-Term Compensation
                                                                                  Awards
                                     ---------------------------------- --------------------------------------------------
             Name and                  Year      Salary       Bonus       Restricted     Options/         All Other
        Principal Position                         ($)         ($)          Stock          SARs          Compensation
                                                                           Award(s)($)      (#)              ($)
------------------------------------ --------- ------------ ----------- --------------- ------------ ---------------------
Craig K. Phillips, Former President    2004           0         0             0              0                0
                                       2003       9,818         0             0              0                0
                                       2002      36,000         0             0              0                0
------------------------------------ --------- ------------ ----------- --------------- ------------ ---------------------
Michael Silva, Chairman                2004     120,000         0             0              0                0
and Chief Executive Officer            2003      35,000         0             0              0                0
                                       2002      16,500         0             0              0                0

Marlon Berrett, President              2004     105,000         0             0              0                0
and Chief Operating Officer            2003      91,250         0             0              0                0
                                       2002      89,000         0             0              0                0

Andrew Eberhardt,                      2004      70,000         0             0              0                0
Vice President                         2003      55,000         0             0              0                0
                                       2002      36,000         0             0              0                0

Brad Berrett,                          2004           0         0             0              0           48,000
Chief Financial Officer                2003           0         0             0              0           32,000
                                       2002           0         0             0              0           24,500
------------------------------------ --------- ------------ ----------- --------------- ------------ ---------------------

Dental Cooperative has no pension plan and no stock option plan or other stock based compensation plan or program. Executive Officers participate in health and dental benefits coverage through Dental Cooperative.

In addition to the amounts shown in the table, above, as actual payments of salary and other compensation, Messrs. Silva and Marlon Berrett have waived a portion of their contract salary since the inception of Dental Cooperative.

Mr. Brad Berrett is an independent contractor and was compensated on the basis of fees rather than salary.

         Employment Agreements

We have employment agreements with Messrs. Silva and Marlon Berrett, the CEO and COO of the Company, which obligate us to pay an aggregate sum of $400,000 per year, plus discretionary bonuses. These agreements have been in place since 1999 in Dental Cooperative. Messrs. Silva and Berrett have waived the Company's obligations and their claims under these agreements through December 31, 2004. These contracts are included as exhibits to this Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information with respect to the shareholdings of management, and as to any other person known to us to be the beneficial owner (within the meaning of applicable governmental regulations) of five percent (5%) or more of any class of the Company's voting securities as of the date hereof:

                              PRINCIPAL SHAREHOLDERS OF DENTAL PATIENT CARE AMERICA

================================================= ============== ===================================== =============
                Name and Address                    Title of             Amount and Nature of            Percent
                                                      Class              Beneficial Ownership            of Class
================================================= ============== ===================================== =============
Michael Silva                                        Common      3,503,682 shares indirectly owned     16.5%
2825 E. Cottonwood Parkway, Suite 500                 Stock
Salt Lake City, Utah  84121
------------------------------------------------- -------------- ------------------------------------- -------------
Marlon Berrett                                       Common      2,407,000 shares held directly and    11.4%
2825 E. Cottonwood Parkway, Suite 500                 Stock      indirectly
Salt Lake City, Utah  84121
------------------------------------------------- -------------- ------------------------------------- -------------
Harry L. "Pete" Peterson                             Common      1,445,157 shares held directly and     6.8%
75 South 500 West                                    Stock       indirectly
Bountiful, Utah  84010
------------------------------------------------- -------------- ------------------------------------- -------------
Andrew Eberhardt                                     Common      1,080,668 shares held directly         5.1%
2825 E. Cottonwood Parkway, Suite 500                 Stock
Salt Lake City, Utah  84121
------------------------------------------------- -------------- ------------------------------------- -------------
Brad Berrett                                         Common      200,000 shares held directly           0.94%
2825 E. Cottonwood Parkway, Suite 500                 Stock
Salt Lake City, Utah  84121
------------------------------------------------- -------------- ------------------------------------- -------------
Robert Thorup                                        Common      No shares                              0%
14th Floor, 36 South Main Street                      Stock
Salt Lake City, Utah  84111
================================================= ============== ===================================== =============

         Changes in Control

We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover shortfalls in overhead and other expenses not covered by Dental Cooperative's earned revenue or deferrals of professional fee payments. As of December 31, 2004 these advanced amounts totaled $50,014 owed to Mr. Silva and $44,000 owed to Mr. Marlon Berrett and $71,500 owed to Mr. Eberhardt.

Robert Thorup, Secretary of the Company, is a partner in a law firm rendering legal services to the Company. At December 31, 2004 the Company owed Mr. Thorup's law firm a total of $78,511.38, rerpresenting legal fees and costs advanced through that date. The Company continues to incur legal fees and costs with Mr. Thorup's law firm.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of the Annual Report on Form 10-K:

Financial Statements                                              Page in
                                                                    this
                                                                  Report on
                                                                 Form 10-KSB

Report of Independent Registered Public Accounting Firm              30

Consolidated Financial Statements:
  Consolidated Balance Sheet as of December 31, 2004                 31

  Consolidated Statements of Operations for the years ended
  December 31, 2004 and 2003                                         32

  Consolidated Statements of Shareholder's Equity (Deficit)
  for the years ended December 31, 2004 and 2003                     33

  Consolidated Statements of Cash Flows for the years ended
  December 31, 2004 and 2003                                         34

  Notes to Consolidated Financial Statements                         35

(b) The following exhibits required by Item 601 of Regulation 8-K

        Exhibit
         No.                                Description
         ---                                -----------

         2.1 Agreement and Plan of Reorganization as of January 22, 2004, by and among Mountain Oil, Inc., MtOil Enterprises, Inc., Oakridge Resources, IInc., and Dental Cooperative, Inc.

         3.1 Amended and Restated Articles of Incorporation of Dental Patient Care America, Inc.(3)

         3.2      Amended and Restated By-laws of Dental Patient Care America,
                  Inc.(1)

         4.1 Amended and Restated Dental Patient Care America, Inc. Stock Option Plan.(1)

         10.1 Employment Agreement between Dental Patient Care America, Inc. and Michael Silva. *

         10.2 Employment Agreement between Dental Patient Care America, Inc. and Marlon Berrett.*

         10.3 Option Agreement between Dental Cooperative, Inc. and Evolution Services, Inc.

         14       Code of Ethics (2)

         21       Subsidiaries of Dental Patient Care America, Inc.:

         31.1 Certification of Chief Executive Officer of Dental Patient Care America, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer of Dental Patient Care America, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

         32.1 Certification of Chief Executive Officer of Dental Patient Care America, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of Dental Patient Care America, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------
(1) The Stock Option Plan was filed as an exhibit to the Company's registration statement on Form SB-2, File No. 333-37842, as filed on May 25, 2000, and as amended by Amendment No. 1 filed October 18, 2000, Amendment No. 2 filed December 27, 2000, and Amendment No. 3 filed January 16, 2001, and is incorporated herein by this reference.

(2) The Code of Ethics was filed as an exhibit to the Company's report on Form 10-KSB/A, File No. 333-37842, as filed on April 4, 2004, and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

As noted earlier, the entire Board of Directors acts as the Company's audit committee and interfaces with the Company's outside auditors. The following table summarizes the fees of Tanner+Co, our independent auditors, billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

              Fee Category                         2004                 2003
              ------------                         ----                 ----
              Audit Fees(1)                     $  32,122            $ 15,300
              Audit-Related Fees(2)             $       0            $  5,938
                                                ---------            --------
              Total Fees                        $  32,122            $ 21,238
                                                =========            ========
-------------------
(1) Audit fees consist of fees for the audit of the Company's financial statements, the review of the interim financial statements included in the Company's quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". In fiscal 2004, these services related primarily to audit services provided in conjunction with acquisitions and accounting consultations. These services were approved by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DENTAL PATIENT CARE AMERICA, INC.
                                              (Issuer)

                                              By:  /s/ MICHAEL SILVA
                                                 -------------------------------
                                                 Michael Silva
                                                 Chairman, Chief Executive
                                                 Officer and Director

Date: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

    Signature                          Title                           Date
    ---------                          -----                           ----

/s/ MICHAEL SILVA          Chairman, Chief Executive Officer      April 12, 2005
----------------------      and Director
Michael Silva

/s/ BRAD BERRETT           Chief Financial Officer (Principal     April 12, 2005
----------------------     Accounting and Financial Officer)
Brad Berrett

/s/ MARLON BERRETT         President, Chief Operating Officer     April 12, 2005
----------------------     and Director
Marlon Berrett

/s/ HARRY L. PETERSON      Director                               April 12, 2005
---------------------
Harry L. Peterson

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders.

                                    EXHIBITS
        Exhibit
         No.                                Description
         ---                                -----------

         2.1 Agreement and Plan of Reorganization as of January 22, 2004, by and among Mountain Oil, Inc., MtOil Enterprises, Inc., Oakridge Resources, IInc., and Dental Cooperative, Inc.

         3.1 Amended and Restated Articles of Incorporation of Dental Patient Care America, Inc.(3)

         3.2      Amended and Restated By-laws of Dental Patient Care America,
                  Inc.(1)

         4.1 Amended and Restated Dental Patient Care America, Inc. Stock Option Plan.(1)

         10.1 Employment Agreement between Dental Patient Care America, Inc. and Michael Silva. *

         10.2 Employment Agreement between Dental Patient Care America, Inc. and Marlon Berrett.*

         10.3 Option Agreement between Dental Cooperative, Inc. and Evolution Services, Inc.

         14       Code of Ethics (2)

         21       Subsidiaries of Dental Patient Care America, Inc.:

         31.1 Certification of Chief Executive Officer of Dental Patient Care America, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer of Dental Patient Care America, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

         32.1 Certification of Chief Executive Officer of Dental Patient Care America, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of Dental Patient Care America, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------
* Denotes management contract and/or compensatory plan/arrangement.

     (1) This exhibit is included in the Company's registration statement on Form SB-2, File No. 333-37842, as filed on May 25, 2000, and as amended by Amendment No. 1 filed October 18, 2000, Amendment No. 2 filed December 27, 2000, and Amendment No. 3 filed January 16, 2001, and is incorporated herein by this reference.

     (2) This exhibit is included in the Company's Report on form 10-KSB/A, File No. 333-37842, as filed on April 4, 2004, and is incorporated herein by this reference