Form 10KSB/A
period 2004-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2005-06-27
CIK 1103017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2004

                             Commission file number
                                    333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)


                   Utah                                       87-0373840
      (State or other jurisdiction                           (IRS Employer
             of incorporation)                             Identification No.)

   2825 E. Cottonwood Parkway, Suite 500
        Salt Lake City, Utah 84121                        (801) 990-3312
 (Address of principal executive offices)        (Registrant's telephone number,
                                                       including area code)

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

         As of June 15, 2005, the Company had 21,149,762 shares of common stock outstanding.

          Transitional Small Business Disclosure Format. Yes |_| No |X|

                        DENTAL PATIENT CARE AMERICA, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-KSB/A
                                (Amendment No. 1)

                          YEAR ENDED DECEMBER 31, 2004

           This amendment to the initial Annual Report on Form 10-KSB sets forth the complete text of each item that is being amended.

                                     PART I

Item 1.  Description of Business..............................................3

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............10
Item 6.  Management's Discussion and Analysis or Plan of Operation...........11
Item 7.  Financial Statements................................................23
Item 8A. Controls and Procedures.............................................23

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................24
Item 10. Executive Compensation..............................................25
Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................27
Item 12. Certain Relationships and Related Transactions......................28
Item 13. Exhibits............................................................28
Item 14. Principal Accountant Fees and Services..............................28

                           Forward-Looking Statements

         When used in this Form 10-KSB/A, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company's businesses; as well as other factors and other risks set forth in Item 6 "Risk Factors" and elsewhere herein.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

Item 1. Description of Business

Overview

         Dental Patient Care America, Inc. ("we", "us", "our", "the Company" and "DPCA") is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through two operating subsidiaries, Dental Cooperative, Inc. and DentistDirect, Inc.

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

         DentistDirect, Inc., our other operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating a second revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate as the provider panel for the DentistDirect offerings. DentistDirect offers dental benefit plans to employers as an employee benefit.

         During the year ended December 31, 2004, we derived approximately 64% of our revenue from our Dental Cooperative business and 36% of our revenues from our DentistDirect insurance business. Our total revenue in 2004 (after netting member incentives fees of $119,702 in accordance with EITF 01-09) was$514,873 17% increase over 2003. DentistDirect gross revenues increased 38%.

         The Company plans to continue conducting both the dental cooperative business of Dental Cooperative, Inc. and the dental benefit plan business of DentistDirect, Inc.

         We are in the process of exploring a new line of business that involves the funding of the acquisition and operation of dental practices of retiring dentists or dentists that are relocating. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to sell the enhanced dental practices to new dentists at a profit. If and when we determine to go forward, we intend to conduct this new line of business in a new subsidiary, Dental Practice Transition, Inc., a Utah corporation organized in December 2004, that is not currently conducting any material operations.

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

         We also provide information over the internet. Information about our DentistDirect Dental Benefit Plans can be viewed at our newly completed web site, www.usdentistdirect.com, and our web site for Dental Cooperative is currently being revised at www.dentalcooperative.com.

         Substantially all of our business to date has been conducted in the state of Utah. Subject to obtaining sufficient funding and obtaining necessary regulatory approvals, we plan to expand our business throughout the United States. There can be no assurance, however, that we will be successful in meeting this objective.

Growth Strategy

         We intend to continue to grow each of our revenue sources.

         Our Dental Cooperative business has experienced continuing growth in the number of member dental practices agreeing to pay management and other fees for membership benefits. As of December 31, 2004, 94 dentists were members of Dental Cooperative. The following table shows the growth in the membership of Dental Cooperative since the inception of Dental Cooperative:

                          2004   2003   2002   2001   2000    1999   1998
                          ----   ----   ----   ----   ----    ----   ----
---------------------   -----------------------------------------------------
Members at year end:      94     71     63     61     58      54     52
---------------------   -----------------------------------------------------

         We intend to continue pursuing quality dental practices to become members of Dental Cooperative, and by pursuing financing sources to enable us to implement our Affiliate Member Agreement product.

         Dental Cooperative offers both Affiliate Member Agreements and Associate Member Agreements. The primary difference between the two types of cooperative membership is providing loans to Affiliate Members equal to the value of their dental practice, coupled with significantly higher management fees to be negotiated in connection with final agreements. The Associate Member Agreements provide for no loans and require management fees of only 1/2% to 1% of practice revenues. So far Dental Cooperative has obtained signed Affiliate Member Agreements from fifty-two interested Associate members and non-members. Those agreements are not legally binding or effective because we have been unable to offer the loans called for in the Affiliate Member Agreement.

         Dental Cooperative continues to pursue sources of funding to implement the Affiliate Member Agreement. If such funding is obtained on satisfactory terms from one or more sources, management believes Dental Cooperative revenue would grow through new Affiliate Members and the change of many Associate Members into Affiliate Members and the increased fees associated with Affiliate Members.

         Our DentistDirect dental benefits plan revenue has also experienced continuing growth in the number of covered lives since the start of this business in 2003. In order to comply with certain regulatory requirements, the Company insured against the risks associated with claims exceeding premiums through an insurance underwriter. During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided DentistDirect the ability to private label the dental plans without interrupting the customer relationship with DentistDirect. During 2004, we also decided to pay certain claims covered by our prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement DentistDirect assumes no underwriting liability and receives no revenue. Our income or gross margin from DentistDirect markedly declined during 2004 and was eliminated in the first quarter of 2005 as our insurance customers move to our new provider. The Company is actively exploring and negotiating non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating member dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our non-insurance products. In the following chart, the number of employees and dependents covered under plans bearing the "DentistDirect" name are identified. The total number of persons covered is referred to as "lives."

------------------------------------------------------------------------------
                          At December 31,   2004       2003       2002
                                            ----       ----       ----
------------------------------------------------------------------------------
Number of Lives Covered                    8,900      8,500        0
------------------------------------------------------------------------------

         Although designed to be competitive in the marketplace from the perspective of employers and covered employees, the DentistDirect plans are also designed as a marketing device for the Dental Cooperative member dentists who choose to be panel dentists for the DentistDirect plans. Currently there are more dentists signed on as panel dentists for the DentistDirect plans than are members of Dental Cooperative. We believe that dentists attracted to DentistDirect as a panel dentist can be approached for membership in Dental Cooperative.

         Our developing concept for Dental Practice Transition had no operations in 2004, although we did begin to identify dental practices for possible funding once the business model is perfected and any pre-commencement regulatory, accounting and funding requirements are satisfied. We anticipate that we can be successful in assisting a retiring dentist's practice through marketing and improved management practices, improve revenue generation at the practice, and then financing the sale of the practice to one or more independent member dentists. Moreover we expect that once we prove the concept of this business, funding sources to enable our funding of practices will become available. There is no assurance we will be successful in this new business.

Market, Industry Background and Competition

         The dental practice management and benefit plan markets are highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are.

          The Dental Cooperative Business

         The dental practice management business of the dental services industry is highly competitive and is expected to become increasingly more competitive. Companies engaged in this business are referred to as "Dental Management Service Organizations" (DMSO's). DMSO's are usually characterized by the participating dentists being employees of the DMSO. We are aware of several DMSO's that are currently operating in our Utah markets as well as in other contemplated United States markets. There many DMSO's currently operating in other parts of the United States that may enter our markets in the future. We believe that our business model will substantively and critically differentiate DPCA from that of a typical DMSO by allowing dentists to remain completely independent, yet enjoy the business advantages of operating collectively. Other existing DMSO's could attempt to adopt models similar to ours and may be better capitalized or otherwise enjoy competitive advantages, which may make it difficult for us to compete with them. The agreements with our member dentists contain non-compete provisions prohibiting our members from using our business model or any documents or knowledge they may have gained from us to compete with us for at least a two-year period.

         The business of providing general and specialty dental services is highly competitive in the markets in which we operate. Competition for providing dental services always includes practitioners who have established practices and reputations. Although Dental Cooperative is in the business of assisting dental practices to compete more effectively, its member dentists compete against established dental practices in the retention and recruitment of dentists. If the availability of quality dentists begins to decline in Dental Cooperative's markets, it may become more difficult to attract qualified dentists as members.

         The members themselves may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter their markets, or to compete against such practices in the recruitment of qualified dentists.

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

         We believe the principal competitive factors in the dental benefits industry are the cost of services (based on the level and type of benefits, premiums and co-payments), the reputation of the plan for providing quality dental care and the size of the plan's provider network (including the number of available panel dentists and the convenience of their locations). Price competition may be especially relevant in seeking the accounts of governmental employers which award contracts on a periodic basis through competitive bidding. The dental benefits industry in general has been subjected to periods of intense price competition in the past, and similar intense competition in the managed dental care industry may occur in the future. There is increased competition from indemnity insurance companies through direct entry into the managed dental care market. It is likely that these efforts will intensify in the future. Frequently, such plans are offered in tandem with indemnity dental insurance coverage and/or PPO alternatives. In addition, an increasing number of medically oriented HMOs and PPOs include dental care benefits as part of their benefit programs.

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

Government Regulation

         The Dental Cooperative and the Possible Dental Practice Transition Business

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

         The laws of many states typically permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as Dental Cooperative, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. As a result of these laws, Dental Cooperative provides practice management services to its members but does not employ dentists or control the practice of dentistry. Because under the Affiliate Member Agreements, Dental Cooperative may become the owner of a dental practice, at least for a period of time, Dental Cooperative will be under increased risk of regulatory action against it under these laws regulating the practice of dentistry.

         All states have fraud and abuse laws that in many cases apply to referrals for items or services reimbursable by any insurer, not just by Medicare and Medicaid. A number of states also impose significant penalties for submitting false claims for dental services. Many states prohibit or require disclosure of self-referral arrangements and impose penalties for the violation of these laws. Many states also prohibit dentists from splitting fees with non-dentists. We believe that our Dental Cooperative profit sharing arrangements do not violate these laws on referral fees, although our conclusions have not been tested in any court or administrative venue.

         Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states prohibit the advertising of dental services under a trade or corporate name. Some states require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. We intend to comply with these laws as we consider dental practices to fund through our proposed Dental Practice Transition business.

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

         The DentistDirect Business

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

         Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring us to admit "any willing provider" to the plan's dental panel, that could adversely affect both the Dental Cooperative business model and the DentistDirect business model. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the offering of dental care plans and their profitability. We are unable to determine the likelihood or effect of any such regulatory or legislative changes.

         State regulatory requirements may also limit our ability to operate in certain existing markets or adversely affect our ability to enter new markets on a de novo basis or through acquisitions. In some states we can only conduct business through a contractual arrangement with a licensed indemnity carrier or a full service HMO, which is generally a less advantageous and more cumbersome arrangement than offering dental care plans directly.

         While the regulated nature of our dental benefit plan business may interfere with management's plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

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

Corporate History

         Dental Patient Care America, Inc., formerly known as Mountain Oil, Inc., was organized on July 30, 1999, in Utah to acquire and develop oil and gas properties. On June 30, 2004, Mountain Oil, Inc. acquired Dental Cooperative, Inc., a Utah corporation organized in 1998 to operate a dental practice cooperative business, through the merger of a wholly owned subsidiary of Mountain Oil, Inc. with and into Dental Cooperative, Inc. In addition, Mountain Oil, Inc. changed its name to Dental Patient Care America, Inc. At the same time as the merger transaction closed, Mountain Oil, Inc. spun off another of its subsidiaries, in which it held all of its oil and gas assets and operations, to the shareholders of Mountain Oil, Inc. immediately prior to the merger transaction, thereby completely exiting the oil and gas business.

         As of June 30, 2004, the shareholders of Dental Cooperative, Inc. were issued 18,823,288 shares of DPCA common stock, thus Dental Cooperative's shareholders, as a group, owned 89% of the then issued and outstanding shares of DPCA. All of the members of the management of Mountain Oil, Inc. and its board of directors resigned as of June 30, 2004, except Mr. Harry L. "Pete" Petersen, a director. Prior to these resignations, the Mountain Oil, Inc. board of directors elected Michael Silva as a Director, and as Chairman and Chief Executive Officer; and elected Marlon Berrett as a Director, and as President and Chief Operating Officer.

         In connection with the merger transaction, the former oil and gas operating subsidiary, the shares of which were spun off on June 30, 2004, executed and delivered to Dental Cooperative and DPCA an Indemnity Agreement holding them harmless from any cost, charge, claim or damages associated with the former oil and gas business.

         We have also entered into an arrangement with Evolution Services, Inc. whereby it provides payroll and employee benefit services to Dental Cooperative and other clients through control group relationships. We have entered into a control group relationship with Evolution, a third party, whereby we have given Evolution an option to acquire 80% of the outstanding stock of Dental Cooperative, Inc. Through this option, Dental Cooperative can participate in employee benefits and other services from Evolution. Dental Cooperative holds any and all of the employment agreements with our managers and provides benefits such as health insurance to our managers and employees. We do not believe that Evolution will nor intends to exercise this option as long as Dental Cooperative is current in its payments to Evolution for its services and offerings. We believe that this arrangement with Evolution provides us with more cost effective employee benefits for our employees than would be otherwise available.

Seasonality of Business

         Our business is subject to minor effects of seasonality caused by the fact that many dental procedures are elective and some dental patients do not elect to have dental work done near holidays or during the summer.

Employees

         As of June 15, 2005, we employed two people on a full time basis, one person on a part time basis, and utilized the services of a number of independent contractors. Our employees are not represented by any labor union, and we believe our relations with employees are good.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of the board and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "DPAT.OB." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from Yahoo Finance. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

        Quarter Ended                           High (1)          Low (1)
        -------------                           --------          -------

        2003
        ----
        March 31.........................       $0.30             $0.25
        June 30..........................       $0.51             $0.45
        September 30.....................       $0.30             $0.25
        December 31......................       $0.55             $0.40

        2004
        ----
        March 31.........................       $0.95             $0.33
        June 30..........................       $1.01             $0.35
        September 30.....................       $1.01             $0.35
        December 31......................       $1.01             $0.55

         (1) The Dental Cooperative acquisition closed on June 30, 2004, and stock prices shown for the Third and Fourth Quarters of 2004 are for the new Dental Patient Care America business while the other quarterly prices are for the old Mountain Oil business.

         Of the total 21,149,762 shares outstanding at December 31, 2004, 18,823,288, or 89% were restricted against resale into the public market. All of these restricted shares will be eligible for resale under Rule 144 on July 1, 2005.

Holders of Record

         At June 15, 2005, there were approximately 341 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         No sales of securities occurred during the period covered by this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

         We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. It is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and repay the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. We are not presently able to offer loans to Affiliate Members and therefore those agreements are not binding. There can be no assurance that we will provide such services in the future.

         We earn revenue from our dental benefit plan offerings as a result of premium and related payments and earn income to the extent such revenues exceed claims and fees paid out or accrued during the measurement period.

         During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided DentistDirect the ability to private label the dental plans without interrupting the customer relationship with DentistDirect. During 2004, we also decided to pay certain claims covered by our prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement DentistDirect assumes no underwriting liability and receives no revenue. Our income or gross margin from DentistDirect markedly declined during 2004 and was eliminated in the first quarter of 2005 as our insurance customers move to our new provider. The Company is actively exploring non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our non-insurance products.

Financial Position

         We had no cash on hand as of December 31, 2004. Our working capital deficit as of December 31, 2004 was $398,214. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

         The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

         o    Revenue recognition

         o    Estimation of insurance claim reserves

         o    Stock based compensation

         Revenue Recognition

         The Company charges its member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

         Third parties contract with the Company to use the Company's panel of dentists as providers. The Company charges a panel access fee. Panel access fee revenue is recognized monthly as access is provided since a binding agreement has been entered into, services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

         Insurance premiums are billed monthly and recognized as revenue over the contract period. The Company designs, markets and directs the administration of its insurance products. It insures the entire claim risk with an insurance company and contracts with a third party administrator for claims administration.

         During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided DentistDirect the ability to private label the dental plans without interrupting the customer relationship with DentistDirect. During 2004, the Company decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement DentistDirect assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel.

         Estimation of Insurance Claim Reserves

         Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported for insurance products. Since the Company attempts to insure 100% of these claims the reserve is generally limited to the amount the Company has contractually agreed to pay the underwriter to cover the claims. Because claim reserves are estimates, management monitors reserve adequacy over time and evaluates the reserves as new information becomes available by adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

         Stock Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, "Accounting for Stock Issued to Employees, and related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require the Company to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. The Company anticipates valuing such stock options using the Black Scholes option-pricing model.

Years Ended December 31, 2004 and 2003

         Our dental practice management revenues, referred to as "cooperative revenues" in the financial statements, were $330,151 for 2004 as compared to $305,476 for 2003. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This increase is due to growth in the number of member dentists paying management fees and increases in group purchasing rebates.

         Member incentives were $119,702 for 2004 as compared to $95,899 for 2003. These amounts are accounted for as reductions of Cooperative revenues (see
Note 1 to the financial statements). As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan offering revenues, referred to as "insurance revenues" in the financial statements, were $184,722 for 2004 as compared to $134,194 for 2003. Insurance claims and direct costs were $185,427 for 2004 as compared to $121,976 for 2003.

         Our dental benefit plan offerings were first started in mid 2003. As explained earlier in this report, the Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent. Thus, while revenue from plan activities grew in 2004, our margin markedly declined during 2004.

         General and administrative ("G&A") expenses were $543,808 for 2004 as compared to $473,212 for 2003. The increase in G&A expenses is primarily due to
(a) the continuing costs of start up of the DentistDirect business, (b) the costs of the merger transaction whereby Dental Cooperative and DentistDirect were acquired by the Company on June 30, 2004, and (c) the decision to begin paying higher salaries to management starting late in 2003. Management permanently waived approximately $245,000 in salaries in 2004 and $179,375 in salaries in 2003. Management may not be willing to waive salaries in the future. The increase in G&A expenses included higher legal and accounting fees as well as printing and postage and other costs.

         Net other expense was $6,782 for 2004 as compared to $1,589 for 2003. The reason for the increase in other expense was a decrease in net interest income from under our prior Associate Member Dentists arrangements and an increase in interest due to vendors on past due balances. The interest bearing Associate Member Dentist arrangements were completely phased out in April 2005.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $170,248 during 2004, compared to net cash used of $88,292 during 2003. As of December 31, 2004, our working capital deficit was $398,214 and we had no cash on hand.

         As of December 31, 2004, we have current assets of $71,866, down from $73,763 as of September 30, 2004 and significantly down from December 31, 2003. This primarily resulted from a consumption of cash in spending on salaries, rent and payments to our professional service providers. Our current liabilities of $470,080 are higher than the balance of $452,714 at September 30, 2004 and the balance of $449,252 as of December 31, 2003. The growth in current liabilities is primarily the result of increased professional fees and costs, together with carryover of significant related party indebtedness. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         We chose to continue to distribute Dental Cooperative member incentives in 2004, although we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

         We currently have no bank lines of credit or third party indebtedness, other than the operating payables mentioned above. We have relied on our ability to defer payments to creditors and salary waivers by management to continue as a business. As our revenues grow, we plan on seeking one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need at least $370,000 in funding to execute our business plan over the next twelve months and at least an additional $130,000 in funding thereafter. However, if we begin entering into financing arrangements with Affiliate Members we will need tens of millions of dollars to fund such operations. We are currently seeking sources of financing to fund operations through sales of securities in private transactions, borrowing and/or any other sources of funding that become available to us. We have no contractual arrangements that will provide us with funds and there can be no assurance that we will obtain the necessary funding, or that such funding, if obtained, will be on terms that are favorable to the Company or its shareholders. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

         Management is also exploring one or more credit arrangements for the express purpose of implementing the Dental Cooperative Affiliate Member Agreements providing for loans to member dentists, coupled with increased management fees from those dentists. There is no assurance that such funding can or will be obtained or when it can be obtained. The Company has pursued such funding on several occasions in the past, and has not identified sources with acceptable terms and arrangements.

         As of June 15, 2005, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share. The exercise of all such stock options would result in an equity infusion of $660,000. There can be no assurance that any of the stock options will be exercised.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. Statement 123(R) generally requires that an entity account for those transactions using the fair value method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

         Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

         Statement 123(R) is effective for us after December 15, 2005. The Company has not yet evaluated the impact of adoption of this pronouncement.

Our Outlook and Perspective on the Company's Prospects

         Our acquisition of Dental Cooperative together with our DentistDirect business, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time has resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The Company has very limited operational and administrative personnel. We anticipate that as the dental cooperative and the dental benefit plan businesses grow, the increased revenue together with increased capitalization will enable the hiring and retention of additional qualified operational and administrative personnel. We also anticipate that increasing revenues will enable us to reduce our indebtedness. However, we will require some form of new capital infusion to completely pay our existing vendor liabilities.

         The growth in Cooperative membership has continued even given our skeleton staff and the lack of financing for the Affiliate Member benefits. We believe that the reason for this growth is the perceived value of membership exceeds the related costs. We also believe that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. We cannot assure that others will not adopt similar operating models, but are not aware of any such model that is currently operating. We believe that time is of the essence and that the Cooperative must grow and grow on a national scale to take advantage of the cost and preparation of the past several years.

         Our DentistDirect dental plan business is not strategically unique by virtue of its initial products. We believe it is unique by virtue of its relationship to its panel of dental providers, most being members of Dental Cooperative. This family of dental plans is directed by and for its panel of providers, who by virtue of their interest in the dental plans can make possible the offering of unique products. While this has been done on a limited scale by others, it has not been combined with the other services we provide. The Company acknowledges the significant risks associated with such growth and that there can be no assurance those risks can be successfully dealt with by the Company or that we will ultimately be successful in our business objectives.

Inflation

         We do not expect the impact of inflation on our operations to be significant.

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses and may never be profitable.

         We have an accumulated deficit totaling $693,505 and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Without adequate new financing, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

         Among other things, our ability to achieve sustainable profitability is dependent on:

         o    Successful marketing and sale of our dental services and plan;

         o Entering into a suitable agreement so that we can earn fees from our insurance related products;

         o    Obtaining necessary funding; and

         o Our ability to develop additional services and plans to serve dentists and their patients.

         There can be no assurance that we will achieve sustainable profitability.

         Our contractual arrangements with member dentists have inherent uncertainties with respect to accuracy and timeliness of payment.

         Our Dental Cooperative member contracts call for a member dentist to pay a percentage of practice operating revenues monthly. We do not centrally account for the operating revenues of member practices, and so we rely on the members to compute operating revenue timely and accurately and to calculate and timely submit the required percentage management fee. Generally, it may take one or more weeks past the end of each month for the member dental practice to complete it's accounting and pay its management fee.

         Consequently, estimates are required in order to account for management fees as of the end of each accounting period. We have the right to audit our members' financial records, and make adjustments to the management fees if the results of the audits so dictate. The lack of timeliness in receiving information regarding management fees may result in our reporting of such fees being delayed.

         There are risks associated with our intended growth through new members and new market areas.

         The growth of our dental cooperative business will depend on our ability to attract economically successful dentists into our cooperative business model, and our DentistDirect dental benefit plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which we believe can achieve such a presence in the near term, and seeking these practices as a "magnet" or "core" from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake, Utah, Weber and Cache counties. Recent efforts have successfully brought in additional new members in Davis and Box Elder Counties. All of these counties are located within the state of Utah. However we have never attempted to enter a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement its national growth successfully.

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

         We may not be successful in expanding within existing markets.

         Dental Cooperative will seek to increase revenue and profitability in existing markets by physically expanding the number of its existing members to add more dentists and hygienists by improving the efficiency of the member dental practices and helping them establish new practices. Dental Cooperative's success will be dependent, in part, upon increasing the revenue from existing members through their growth and successfully establishing new member locations.

         There can be no assurance that growth better than or equal to these historical results can be achieved with existing members or through the attraction of new members in new markets.

         We may not be able to effectively manage growth, should continued growth occur.

         Dental Cooperative has experienced growth in its member dentists as follows:

                              2004   2003   2002   2001    2000   1999  1998
                              ----   ----   ----   ----    ----   ----  ----
--------------------------------------------------------------------------------
Members at year end:           94     71     63     61      58     54    52
--------------------------------------------------------------------------------

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

         Concomitantly in order to effectively and efficiently bear the added costs of being a public company in the United States today, including the costs of accounting, legal and other professionals helping us to comply with disclosure obligations and the new requirements of the Sarbanes-Oxley legislation, we must grow significantly, not only in our existing markets but also in new markets. This growth also must be managed and will require added management personnel in addition to the current staff.

         Our success may be hampered by the availability of member dentists.

         All members of Dental Cooperative can sever their member relationship at any time, especially under the Associate Member arrangement in which there is no loan from Dental Cooperative to the member. Although these member agreements contain non-compete clauses, there is no assurance that we can retain current members or that departing members will not have the ability to adversely affect our efforts to recruit a new member in the area of the departing member.

         Since 1999, a total of 105 dentists have signed Associate Member agreements with Dental Cooperative. This number compares with the 94 dentists who are currently members. This attrition can be explained by a number of reasons, including retirements, moves and withdrawals, but is indicative of the problem facing us as we attempt to provide benefits to our member dentists with limited financial and management resources. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing, let alone new markets.

         We do not have sufficient capital to execute our business plan.

         Both the assumption of significant additional compliance and professional costs required of a public company in the United States today and the planned implementation of our growth strategy will require significant capital resources. Our growth strategy will require resources not only to increase management personnel and systems, but also significant funding of our Affiliate Member Agreements through member loans. To date we have not identified funding sources with acceptable terms to enable us to finance our Affiliate Member Agreements, and we have operated without the Affiliate Member Agreements on very limited resources provided mostly from the management fees received from member dentists, salary waivers by management, payable deferrals, and capital provided as loans from members of management. Limited cash flows have come from the DentistDirect business started in 2003. To date, however, our historical revenues and other financial support have not provided enough funding for the level of operations we have historically conducted. The Company had a net loss of $(221,144) in 2004 compared with a net loss of $(157,107) loss in 2003.

         We look to growth in the number of member dentists and the corresponding growth in the fees payable by Associate Member dentists, growth in revenues from the dental benefit plan business, and possible revenue from dental practices operated under Master Affiliate agreements to provide ongoing revenues to meet our operating expenses. We must grow significantly in order to succeed as a public company. If we are unable to pay salaries to our management at competitive levels, we will not be able to attract the management personnel we will need to effect and manage our needed growth.

         Our business plan calls for Affiliate Member dentists to receive loans from us for up to the full value of their dental practices, with concomitantly and significantly increased management fees. To date we have not had the funding to close any loan under an Affiliate Member Agreement, although we were successful in assisting some Associate Members to obtain financing from a third party. We do not believe that the current Associate Member arrangements, even coupled with the added profit opportunities through DentistDirect, will generate sufficient management fees to enable the projected expansion of our Dental Cooperative business or that would justify the continuing cost and infrastructure of a public company.

         The funding needed to implement the existing Affiliate Member loan arrangements would initially be in the tens of millions of dollars. There is no assurance that we will have greater success in attracting this amount of capital as a public company than was experienced by Dental Cooperative as a private company over the last five years.

         We expect that our capital requirements over the next several years will substantially increase and will exceed cash flows expected to be generated through management fees. Therefore, to finance our operating and capital requirements, we anticipate the need to obtain one or more lines of credit from banks or other financing sources, and from time to time to issue additional equity securities.

         Additional debt or equity financings could be required to the extent that our common stock fails to maintain a market value sufficient to warrant its use for future financing needs. We may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of our operations or our other capital requirements could materially and adversely affect our ability to pursue our business plan.

         If additional funds are raised through the issuance of equity securities, dilution to our existing stockholders may result. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants.

         Our success may be negatively affected by cost containment initiatives.

         The health care industry, including the dental services market, is experiencing a trend toward cost containment, as third-party and government payors seek to impose lower reimbursement rates upon providers. We believe that this trend will continue and will increasingly affect dental services. This may result in a reduction in per-patient and per-procedure revenue from historic levels. Significant reductions in payments to dentists or other changes in reimbursement by third-party payors for dental services may have a material adverse effect on both our Dental Cooperative business and on our dental benefit plan business.

         Our success may be negatively affected by health care reform.

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

         Our dental plans may not be accepted by the market.

         The market may not accept our dental plans. We believe acceptance will be based on our ability to effectively market our plans and the perceived premium and benefit package offered by our plans as compared to competitive plans. There can be no assurance that we will be successful in marketing our plans or that the premium/benefit package of our plans will be perceived favorably by the market when compared to competing plans.

         We may be subject to professional liability claims.

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

         Any malpractice suits involving the dentists in our contemplated Dental Practice Transition business, if successful, could result in substantial damage awards that may reduce or eliminate our profit expectation from these practices. We anticipate requiring that malpractice insurance be maintained by all dentists at a Dental Practice Transition office.

         Our success is dependent on management and key personnel.

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

         Members of management own a substantial amount of our outstanding stock.

         Members of our management team, together, own approximately 41% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors.

         A substantial number of our outstanding shares of common stock may be available for resale under Rule 144 beginning on July 1, 2005.

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

         We may not have sufficient personnel to effectively market and service our dental benefit plans.

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

         Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

         We are engaged in a highly competitive business and will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, established customer bases and are better situated in the market than us. Our competitors may use their economic strength to influence the market to continue to buy their existing products. We are establishing a member base in Utah and have not begun to establish a member base outside of Utah. Moreover, we have limited experience in marketing our dental plans. We are likely to encounter a high degree of competition in expanding our member base and marketing our plans. One or more of these competitors could use their resources to improve their current services or plans or to develop services or plans that may compete more effectively with our services and plans. New competitors may emerge and may develop services or plans that compete with our business. No assurance can be given that we will be successful in competing in this industry.

         An economic downturn could harm our business.

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

         Our employees may engage in misconduct or other improper activities which could harm our business.

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

         If we are unable to manage our growth, our business could be adversely affected.

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

         Part of managing growth is the enforcement of proprietary protections against unfair competition. We have proprietary value in our names, in our business structures, in our legal documents, and in our markets. We have undertaken trade name protection of our names and have provided for noncompetition covenants in our member agreements. Our ability to enforce these protections will depend on the resources we have. Our inability to enforce our proprietary protections will result in adverse consequences and increased competitive disadvantage.

         We may undertake acquisitions that could increase our costs or liabilities or be disruptive to our operations.

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

         Covenants in a credit facility may restrict our financial and operating flexibility.

         We are currently exploring issuing a large amount of debt to fund the implementation of our Affiliate Member Agreements. To the extent that this credit facility contains covenants that limit or restrict, among other things, our ability to borrow money outside of the amounts committed under the credit facility, make other restricted payments, sell or otherwise dispose of assets other than in the ordinary course of business, or make acquisitions, in each case without the prior written consent of our lenders, our ability to conduct effective business may be hampered. Our credit facility also might require us to maintain specified financial covenants relating to the interest coverage and maximum debt coverage. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure ourselves that we will meet these ratios. Default under a credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. Any such restrictive covenants in any future debt obligations the Company incurs could limit our ability to fund our business operations or expand our business.

         From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If, in the future, our lenders refuse to provide waivers of our credit facility's restrictive covenants and/or financial ratios, then we may be in default under the terms of the credit facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

         We may be subject to liabilities relating to our prior mining activities.

         The Company was previously engaged in mining activities. Mining activities are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration activities. These requirements also necessitate significant capital outlays and may result in liability to the owner and operator of the property for damages that may result from specific operations or from contamination of the environment, all of which may prevent us from continuing to operate. Should we become subject to any such liabilities, it could materially and adversely affect our ability to continue our business.

         We do not anticipate paying dividends in the foreseeable future.

         We have never paid dividends on our common stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

         Our common stock is subject to dilution.

         As of December 31, 2004, there were 21,149,762 shares of our common stock issued and outstanding. In addition there are an additional 264,000 shares of our common stock that are issuable pursuant to stock options.

         No assurance of a liquid public market for our common stock.

         There can be no assurance as to the depth or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares. As a result, an investment in our common stock may not be totally liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

         Applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades.

         Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements

         See index to consolidated financial statements beginning on page F-1 hereof.

Item 8A. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective. Upon reevaluation, however, it was determined that the controls and procedures were not effective.

         Management believes that weaknesses existed because the controls and procedures that management thought were in place were either not communicated clearly to the Company and its professional advisors and/or they were not implemented by all involved persons. As a result, (i) Company senior management (including the board of directors) did not have sufficient control over the content, timing and approval of publicly filed materials, (ii) Company senior management did not have adequate assurance that it was receiving for consideration for inclusion in publicly filed materials all comments and input from its professional advisors and (iii) the Company's controls and procedures did not provide adequate assurances that publicly disclosed information represented the final approved work product of the Company and its advisors.

         In May 2005, the Company took the following steps to remedy this situation: (a) the Company replaced its former SEC counsel with new outside SEC counsel, (b) all Company filings with the SEC will be coordinated through the new SEC counsel who will not authorize the filing of any document with the SEC unless such counsel is satisfied that there has been compliance with the procedures outlined in this paragraph, (c) all Company filings with the SEC must be authorized and approved in writing (or by email) by the Company's SEC counsel, (d) Company filings with the SEC that include financial statements or references to our independent registered public accounting firm must be authorized and approved in writing (or by email) by the Company's independent registered public accounting firm, and (e) all Company filings with the SEC must be authorized and approved in writing (or by email) by either the CEO, President or the CFO of the Company. These policies have been delivered to and discussed with all parties involved in the Company's reporting process. In addition, the Company's former secretary and SEC Counsel has resigned as an officer of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of June 15, 2005.

                                                                                 With the
                                                                Director         Company
            Name             Age       Position                Term Expires       Since
            ----             ---       --------                ------------      --------

Michael Silva                53     CEO and Chairman             2005             2004

Marlon Berrett               63     President and Director       2005             2004

Harry L. "Pete" Peterson     60     Director                     2005             2001

Andrew Eberhardt             33     Vice President                                2004

Brad Berrett                 50     Chief Financial Officer                       2004

         The following sets forth the business experience, principal occupations and employment of each of the directors.

         Michael Silva has served as a Director of Dental Patient Care America since June 2004, and has been a director of our subsidiary, Dental Cooperative, since it was formed in 1998. He has acted as Chief Executive of the Company since June 2004 and of Dental Cooperative since 1998. In addition to his roles at the Company and Dental Cooperative, Mr. Silva is also Director of Wirthlin Worldwide Consulting from 2002 to the present. Prior to joining Wirthlin Worldwide, Mr. Silva was an independent business crisis consultant. Mr. Silva spends a substantial amount of his available business time working for the Company.

         Marlon Berrett has served as a Director of the Company since June 2004, and has been our President since that time. He has been a director of our subsidiary, Dental Cooperative, since October 1998, and also acted as President and Secretary of Dental Cooperative for the same period of time. In addition, Mr. Berrett is the managing partner of Executive Alliance Group LLC, a consulting partnership, where he serves as a U.S. spokesperson and representative of the German State of Saarland's Economic Promotion Corporation. He is a retired partner of Ernst & Young LLC. Mr. Berrett spends substantially all of his available business time working for the Company.

         Harry L. "Pete" Peterson has been one of our Directors since 2001 and took over as President of our DentistDirect subsidiary in 2004. Mr. Peterson is President of Business Insurance Group, Inc. a Utah corporation in business since 1989 doing business under the trade name "Big Benefits". Big Benefits offers health insurance, claims administration, underwriting and plan design to employer groups primarily in the self-funded market. Mr. Peterson spends a substantial amount of his available business time working for the Company.

         Andrew Eberhardt was appointed Vice President of the Company in June 2004 and has been in the same capacity at Dental Cooperative since July 2002. Mr. Eberhardt has been employed by Dental Cooperative since April 1999. Mr. Eberhardt was formerly employed at Redman Van and Storage in a sales manager position. Mr. Eberhardt spends substantially all of his available business time working for the Company.

         Brad Berrett became our Chief Financial Officer in June 2004. He joined Dental Cooperative as Comptroller on a part time basis as an independent contractor in June 2001 and continues in that role to the present time. Mr. Berrett is also President of Pediatric Care, Inc., a pediatric clinic in Utah County, Utah and works as an independent contractor for various other clients. Mr. Berrett spends approximately 80% of his available business time working for the Company.

         Our executive officers are elected by the board of directors on an annual basis and serve at the discretion of the board.

Family Relationships

         Mr. Marlon Berrett and Mr. Brad Berrett are brothers. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Stockholder Meeting Attendance

         Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board Committees

         Our Board of Directors does not have a standing, audit, nominating or compensation committee. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. Two of the members of the board of directors are also officers of the Company and are not considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules. The Company believes that Mr. Peterson, however, is independent under this rule. While the Company does not have an audit committee, the Company believes that Mr. Marlon Berrett, who is not an independent director, qualifies as a "financial expert" as defined in Item 401 of Regulation S-B.

         The Board of Directors met on more than twelve occasions during 2004, but in each instance memorialized its actions in the form of a written consent of directors. Twelve written consents of directors were executed during 2004.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is being filed as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         We do not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934. As a result, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

         The table below set forth certain information concerning compensation we paid to our president, chief executive officer and all other executive officers with annual compensation in excess of $100,000, determined for the year ended December 31, 2004 (the "Named Executive Officers").

         Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

                                            SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Awards           Payouts
                                                                          Restricted  Stock                     All Other
        Name and                                         Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position     Year Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------     ---- ----------  ---------   ---------------   ----------    ------    ----------       ---
Craig K. Phillips (1)     2002     36,000    ---            ---            ---         ---         ---           ---
Former President          2003      9,918    ---            ---            ---         ---         ---           ---
                          2004          0    ---            ---            ---         ---         ---           ---

Michael Silva (2)         2002     16,500    ---            ---            ---         ---         ---           ---
Chairman and CEO          2003     35,000    ---            ---            ---         ---         ---           ---
                          2004    120,000    ---            ---            ---         ---         ---           ---

Marlon Berrett (3)        2002     89,000    ---            ---            ---         ---         ---           ---
President and COO         2003     91,250    ---            ---            ---         ---         ---           ---
                          2004    105,000    ---            ---            ---         ---         ---           ---

Andrew Eberhardt          2002     36,000    ---            ---            ---         ---         ---           ---
Vice President            2003     55,000    ---            ---            ---         ---         ---           ---
                          2004     70,000    ---            ---            ---         ---         ---           ---
---------------

         (1) Mr. Phillips resigned as an officer of the Company in connection with the June 30, 2004 merger.

         (2) Mr. Silva became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Moreover, Mr. Silva is entitled to an annual salary of $240,000. Mr. Silva agreed to permanently waive salary amounts to which he was entitled because of the Company's lack of operating capital.

         (3) Mr. Marlon Berrett became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Moreover, Mr. Berrett is entitled to an annual salary of $180,000. Mr. Berrett agreed to permanently waive salary amounts to which he was entitled because of the Company's lack of operating capital.

         (4) Mr. Eberhardt became on officer on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Moreover, Mr. Eberhardt is entitled to an annual salary of $120,000. Mr. Eberhardt agreed to permanently waive salary amounts to which he was entitled because of the Company's lack of operating capital.

         Mr. Brad Berrett acts as the Company's Chief Financial Officer as an independent contractor and not as an employee. Under current arrangements, Mr. Brad Berrett is paid a monthly fee for services rendered in the amount of $4,000.

Compensation of Directors

         We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreements

         We have entered into employment agreements with Michael Silva and Marlon Berrett for terms expiring in July 2008. The employment agreements provide that these officers shall receive (i) an annual salary of $240,000 and $180,000, respectively, (ii) discretionary bonuses, and (iii) they may participate in other benefits offered to Company employees generally.

Indemnification for Securities Act Liabilities

         Utah law authorizes, and our Bylaws and Articles of Incorporation provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our compensation committee (or in a like capacity) or on the compensation committees of any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 15, 2005, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On June 15, 2005 the Company had 21,149,762(7) shares of Common Stock outstanding.

                                 Shares
       Name and Address       Beneficially   Percentage of
    of Beneficial Owner(1)      Owned(2)      Total(2)         Position
    ----------------------    ------------   -------------     --------

Michael Silva (3)               3,503,682       16.6%     CEO and Chairman

Marlon Berrett (4)              2,407,000       11.4%     President and director

Harry L. Peterson (5)           1,445,157        6.8%     Director

Andrew Eberhardt                1,080,668        5.1%     Vice President

Brad Berrett                      200,000           *     CFO

Executive Officers and
   Directors as a Group
   (5 persons)                  8,636,507       39.9%

LK Anderson Family (6)          1,865,737        8.8%
2848 N. Foothill Dr.
Provo, UT 84604

Jack Rasmussen                  1,309,111        6.2%
1667 E. Hidden Valley Club
Road
Sandy, UT 84092

* Less than 1%.
--------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(3) These shares are owned by Northshore Family Trust, an entity controlled by Mr. Silva.
(4)      Include 1,000,000 shares held by an affiliate of Mr. Berrett.
(5) Includes 1,270,990 shares of common stock owned by PK Investments Ltd. and an entity controlled by Mr. Peterson.
(6) Includes 645,737 shares owned directly by Mr. Lowell K. Anderson, an affiliate of LK Anderson Family.
(7) Does not include shares subscribed for after March 31, 2005, but not issued, in a private offering conducted by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information with respect to equity securities of the Company that are authorized for issuance as of the year ended December 31, 2004.

Equity Compensation Plan Information

         The Company does not have any outstanding equity compensation plans.

Item 12. Certain Relationships and Related Transactions

         Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of December 31, 2004 the principal amount of these advances totaled $50,014 owed to Mr. Silva (comprised of notes payable in the amount of $16,500 and other advances in the amount of $33,514), $44,000 owed to Mr. Marlon Berrett (in the form of notes payable) and $71,500 owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $40,395 in accrued interest was owing on the notes payable as of December 31, 2004. No interest is accruing on the other advances in the principal amount of $33,514.

         The former secretary of the Company, is a partner in a law firm rendering legal services to the Company. At December 31, 2004 the Company owed this law firm a total of $78,511 for legal services performed through that date. The Company continues to incur legal fees and costs with this law firm.

         Evolution Services, Inc. provides payroll and employee benefit services to the Company. In June 2004, we entered into a control group relationship with Evolution Services, Inc. whereby we provided Evolution an option to acquire 80% of the outstanding stock of Dental Cooperative, Inc. Through this option, Dental Cooperative can thereby participate in employee benefit and other services from Evolution.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 31 hereof.

Item 14.  Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $77,000 and $15,300, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $5,938 and $0, respectively.

Tax Fees

         There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 .

All Other Fees

         There were no fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors. No items were approved by the Board of Directors pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DENTAL PATIENT CARE AMERICA, INC.
                                            (Registrant)


                                            By  /s/ Michael Silva
Date: June 24, 2005                         ----------------------
                                            Michael Silva
                                            Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                             Date
    ---------                         -----                             ----


/s/ Michael Silva       Chief Executive Officer, Chairman          June 27, 2005
------------------      and Director (Principal Executive
Michael Silva           Officer)



/s/ Brad Berrett       Chief Financial Officer (Principal          June 27, 2005
----------------       Financial and Accounting Officer)
Brad Berrett

/s/ Marlon Berrett     President, Chief Operating Officer          June 27, 2005
------------------     and Director
Malon Berrett, Ph.D.


/s/ Harry L. Peterson  Director                                    June 27, 2005
---------------------
Harry L. Peterson

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
-----------                   ----------------------


2.1 Agreement and Plan of Reorganization as of January 22, 2004, by and among Mountain Oil, Inc., Mt. Oil Enterprises, Inc., Oakridge Resources, Inc., and Dental Cooperative, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-KSB, dated December 31, 2004).

3(i).1 Amended and Restated Articles of Incorporation of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-KSB, dated December 31, 2004).

3(ii).1 Bylaws of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB/A, dated December 31,
         2004).

10.1 Employment Agreement between Dental Patient Care America, Inc. and Michael Silva.

10.2 Employment Agreement between Dental Patient Care America, Inc. and Marlon Berrett.

10.3 Option Agreement between Dental Cooperative, Inc. and Evolution Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2004).

10.4 Indemnity Agreement between Oakridge Resources, Inc. and the Company, dated June __, 2005.

14.1 Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company's Form 10-KSB/A, dated December 31, 2003).

21.1 Schedule of subsidiaries (Incorporated by reference to Exhibit 21 of the Company's Form 10-KSB, dated December 31, 2004).

31.1 Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----


Report of Independent Registered Public Accounting Firm                  F - 2


Consolidated Balance Sheet as of December 31, 2004                       F - 3

Consolidated Statements of Operations for the Years Ended
  December 31, 2004 and 2003                                             F - 4

Consolidated Statement of Stockholders' Deficit
  for the Years Ended December 31, 2004 and 2003                         F - 5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003                                             F - 6

Notes to Consolidated Financial Statements                               F - 7

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Dental Patient Care America, Inc.



We have audited the consolidated balance sheet of Dental Patient Care America, Inc. (a Utah corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Patient Care America, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, a deficit in working capital and stockholders' equity, and negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/   Tanner LC

Salt Lake City, Utah
June 13, 2005

               Dental Patient Care America, Inc., and Subsidiaries
                           Consolidated Balance Sheet

                                December 31, 2004

               Assets
               ------

Current assets - accounts receivable                             $       71,866

Property and equipment, net                                               2,476
Other assets                                                                750
                                                                 ---------------

                                                                 $       75,092
                                                                 ---------------

--------------------------------------------------------------------------------
               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:

   Cash overdraft                                                $        7,803
   Accounts payable, including amounts due related parties              112,286
   Accrued expenses                                                      14,415
   Related party accrued interest                                        40,395
   Insurance claim reserves                                              13,896
   Related-party notes payable and advances                             165,515
   Member deposit payable                                               115,770
                                                                 ---------------

                  Total current liabilities                             470,080
                                                                 ---------------

Commitments and contingencies                                                 -

Stockholders' deficit:

   Preferred stock, no par value, authorized 10,000,000
     shares;  no shares issued or outstanding                                 -

   Common stock, no par value, 50,000,000 shares
      authorized; 21,149,762 shares issued and outstanding              298,517

   Accumulated deficit                                                 (693,505)
                                                                 ---------------

                  Total stockholders' deficit                          (394,988)
                                                                 ---------------

                                                                 $       75,092
                                                                 ---------------


          See accompanying notes to consolidated financial statements.


               Dental Patient Care America, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------


                                                                2004              2003
                                                          --------------    --------------
Revenues:
  Cooperative revenues (net of member incentives
     of $119,702 and $95,899, respectively                $      330,151    $      305,476
  Insurance revenues                                             184,722           134,194
                                                          --------------    --------------

                       Total revenues                            514,873           439,670
                                                          --------------    --------------

Costs and expenses:
     Insurance claims and direct costs                           185,427           121,976
    General and administrative                                   543,808           473,212
                                                          --------------    --------------

                        Total costs and expenses                 729,235           595,188
                                                          --------------    --------------

               Loss from operations                             (214,362)         (155,518)
                                                          --------------    --------------
Other income (expense):
   Interest income                                                16,978            22,171
   Related party interest expense                                (23,760)          (23,760)
                                                          --------------    --------------

               Net other expense                                  (6,782)           (1,589)
                                                          --------------    --------------
               Net loss before benefit (provision)
               for income taxes                                 (221,144)         (157,107)

Benefit (provision) for income taxes                                   -                 -
                                                          --------------    --------------

Net loss                                                  $     (221,144)   $     (157,107)
                                                          --------------    --------------

Net loss per common share
   - basic and diluted                                    $        (0.01)   $        (0.01)
                                                          --------------    --------------

Weighted average shares outstanding
  - basic and diluted                                         21,015,910        18,823,288
                                                          --------------    --------------



          See accompanying notes to consolidated financial statements.

               Dental Patient Care America, Inc., and Subsidiaries
                 Consolidated Statement Of Stockholders' Deficit
                 For The Years Ended December 31, 2004 And 2003

---------------------------------------------------------------------------------------------------------------------------


                                      Preferred Stock           Common Stock         Additional
                                   ------------------------------------------------   Paid-in     Accumulated
                                    Shares       Amount     Shares       Amount       Capital        Deficit         Total
                                   ----------------------------------------------------------------------------------------
Balance, January 1, 2003                -      $     -    8,479,644  $     8,480 $      8,037  $    (315,254) $   (298,737)

Common stock issued for services        -            -      190,000          190       56,810              -        57,000

Stock options exercised                 -            -      750,000          750      224,250              -       225,000

Recapitalization for
  Reverse merger                        -            -    9,403,644      289,097     (289,097)             -             -

Net loss                                -            -            -            -            -       (157,107)     (157,107)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 2003              -            -   18,823,288      298,517            -       (472,361)     (173,844)

Acquisition of Mountain Oil (MOLI)      -            -    2,326,474            -            -              -             -

Net loss                                -            -            -            -            -       (221,144)     (221,144)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 2004              -      $     -   21,149,762  $   298,517 $          -  $    (693,505) $   (394,988)
                                   ----------------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

               Dental Patient Care America, Inc., and Subsidiaries
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 2004 and 2003

--------------------------------------------------------------------------------
                                                          2004           2003
                                                     -------------- ------------

Cash flows from operating activities:
   Net loss                                          $   (221,144)  $  (157,107)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                          480           480
        Common stock issued for services                       -         57,000
        Decrease (increase) in:
          Restricted cash                                  39,431       (36,972)
          Accounts receivable                             (21,683)      (11,724)
          Other assets                                      1,840          (740)
        Increase (decrease) in:
          Accounts payable                                 42,398        31,037
         Accrued expenses                                   5,915       (47,355)
          Related party accrued interest                      247        40,148
          Insurance claim reserves                        (25,535)       36,941
          Cash overdraft                                    7,803             -
                                                     -------------- ------------

               Net cash used in
               operating activities                      (170,248)      (88,292)
                                                     -------------- ------------

Cash flows from investing activities-
   purchase of property and equipment                      (1,191)            -
                                                     -------------- ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                      -       225,000
   Proceeds from related party notes and advances          30,000
   Payments of related party notes and advances           (40,000)      (41,040)
                                                     -------------- ------------

               Net cash (used in) provided by
               financing activities                       (10,000)      183,960
                                                     -------------- ------------

Net change in cash and cash equivalents                  (181,439)       95,668

Cash at beginning of year                                 181,439        85,771
                                                     -------------- ------------
Cash at end of year                                  $          -   $   181,439
                                                     -------------- ------------


          See accompanying notes to consolidated financial statements.

               DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of         Organization and Nature of Business
     Significant        Dental  Patient Care  America,  Inc.  (the  Company) was
     Accounting         organized in 1998 for the purpose of organizing dentists
     Policies           into a  cooperative  model  of  contractually  networked
                        practices,  allowing member dentists to access a variety
                        of benefits. These benefits include programs to purchase
                        supplies,   laboratory  and  other  operating  services,
                        insurance   and   employee   benefits   programs,    and
                        opportunities for profit sharing through this business model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company's subsidiary DentistDirect, Inc. under the trade name
                        "Dentist Direct".

                        On June 30, 2004, Mountain Oil, Inc. (MOLI), a publicly traded company, changed its name to Dental Patient Care America, Inc. (DPCA), and executed a merger and plan of share exchange, whereby MOLI agreed to acquire 100 percent of the issued and outstanding shares of Dental Cooperative, Inc. (DCI) in exchange for 18,823,288 shares (or approximately 89%) of MOLI's issued and outstanding common stock. Because the owners of DCI became the principal shareholders of the Company through the merger, DCI is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of DCI.

                        In connection with the merger, DCPA issued stock options to replace the outstanding DCI stock options at the time of the merger.

                        Principles of Consolidation
                        As of the date of the reverse acquisition, all assets and liabilities related to the former operations of MOLI were spun off to the former shareholders of MOLI. Therefore, the consolidated financial statements do not include any of the assets, liabilities, or operations related to the oil and gas business previously conducted by MOLI.

                        The consolidated financial statements include the operations of Dental Patient Care America, Inc. (the accounting acquirer) and its wholly owned subsidiaries Dental Cooperative, Inc., DentistDirect, Inc. and Dental Practice Transition, Inc. Intercompany transactions and balances have been eliminated in consolidation.

                        Going Concern
                        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

1.   Summary of         During  2003  and  part  of  2004,  the  Company  had an
     Significant        agreement with an insurance underwriter that allowed the
     Accounting         Company  to  offer  its own  insurance  products  and to
     Policies           retain  the  difference  between  premiums  paid and the
     Continued          claims paid and fees to the  underwriter and third party
                        administrator for the plan without any obligation to the
                        Company for claims in excess of premiums. Early in 2004,
                        the third  party  insurer  lost its  ability to meet the
                        provisions  of the  agreement  and the  arrangement  was
                        terminated.   The  dental  plans   written   under  this
                        arrangement  were assumed by another  company  under the
                        same terms and  conditions.  The new agreement  provided
                        DentistDirect  the  ability to private  label the dental
                        plans  without  interrupting  the customer  relationship
                        with DentistDirect.  During 2004, the Company determined
                        to pay  certain  claims  covered by its prior  agreement
                        with  the   underwriter   in  order  to  facilitate  the
                        transition to the new underwriter.

                        Under the current agreement, DentistDirect assumes no underwriting liability and receives no revenue from underwriting reserve profits. Thus while revenue from dental plan activities grew in 2004, the Company's revenue and gross margin markedly declined during 2004 and zeroed out in the first quarter of 2005. The Company is actively exploring non-insurance products to be used in connection with its cooperative panel of dental providers and has begun implementation to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier in the quality dental plan market. There can be no assurance, however, that the Company will enter into such non-insurance arrangements or that it will be successful in the development of its non-insurance products.

                        Management's plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) continued changes and improvements to its products and services,
                        (2) expansion of its member population, and (3) obtaining either equity or debt financing to allow the Company to implement membership models management believes will increase membership significantly.

                        There can be no assurance that the Company will be successful in its plans to achieve profitably or to secure the required debt or equity financing.

                        Use of Estimates
                        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

1.   Summary of         Concentration of Credit Risk
     Significant        Financial   instruments  that  potentially  subject  the
     Accounting         Company  to   concentration   of  credit  risk   consist
     Policies           primarily of accounts  receivable.  In the normal course
     Continued          of business,  the Company  provides  credit terms to its
                        customers.  Accordingly,  the Company  performs  ongoing
                        credit   evaluations  of  its  customers  and  maintains
                        allowances for possible losses which, when realized, have been within the range of management's expectations.

                        The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to its cash.

                        Cash Equivalents
                        The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

                        Accounts Receivable
                        Management prepares its estimates of receivables from member dentists by reviewing amounts collected subsequent to any accounting period and determining what amount should be recorded to the previous period. No allowance for doubtful amounts is provided since bad debts are netted in the estimates of accounts receivable.

                        Impairment of Long-Lived Assets
                        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows. As of December 31, 2004 and 2003, the Company does not consider any of its long-lived assets to be impaired.

1.   Summary of         Property and Equipment
     Significant        Property   and   equipment   are   recorded   at   cost.
     Accounting         Depreciation on property and equipment is computed using
     Policies           the straight-line method over the estimated useful lives
     Continued          of the  assets,  which  range from four to seven  years.
                        Maintenance,   repairs,  and  renewals,   which  neither
                        materially   add  to  the  value  of  the   assets   nor
                        appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of property and equipment are reflected in the statement of operations.

                        Insurance Claim Reserves
                        Claim reserves represent the estimated liabilities for claims reported plus claims incurred but not reported for insurance products. Because claim reserves are estimates, management monitors the reserve adequacy over time and adjusts claim reserves as necessary. Such adjustments are reflected in current operations.

                        Revenue Recognition
                        The Company charges its member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable. The Company pays incentives to it's members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

                        Third parties contract with the Company to use the Company's panel of dentists as providers. The Company charges a panel access fee. Panel access fee revenue is recognized monthly as access is provided since a binding agreement has been entered into, services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

                        Insurance premiums are billed monthly and recognized as revenue over the contract period. The Company designs, markets and directs the administration of its insurance products. It insures the entire claim risk with an insurance company and contracts with a third party administrator for claims administration.

                        During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided DentistDirect the ability to private label the dental plans without interrupting the customer relationship with DentistDirect. During 2004, the Company decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

                        Under the current agreement DentistDirect assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel.

1.   Summary of         Stock Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations,  and has adopted
                        the  disclosure   only   provisions  of  SFAS  No.  123,
                        "Accounting  for  Stock-Based   Compensation".   No  new
                        options  have been issued  during the periods  presented
                        ,consequently pro forma net loss information has not been presented.

                        Earnings Per Share
                        Basic earnings (loss) per common share ("EPS") is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or "as converted" method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. There were no common stock equivalents outstanding at December 31, 2004 and 2003. The Company had stock options outstanding to purchase 264,000 and no shares, respectively, as of December 31, 2004 and 2003.

2.  Property            Property and  equipment  consists of the following as of
    and                 December 31, 2004:
    Equipment
                        Furniture and equipment                     $  5,405
                        Less accumulated depreciation                 (2,929)
                                                                    ---------

                                                                    $ 2,476
                                                                    ---------

                        Depreciation expense totaled $480 for each of the years ended December 31, 2004 and 2003.

3.   Related-           The Company has unsecured notes and advances  payable to
     Party              certain officers and directors  totaling  $165,515 as of
     Transactions       December  31,  2004.  Of  these  amounts  $132,000  bear
                        interest at an annual rate of 18%, are due on demand and are in default. To date these parties have not demanded payment. As of December 31, 2004, $33,515 respectively were non-interest bearing and due on demand.

                        The former Corporate, Secretary of the Company, is a partner in a law firm rendering legal services to the Company. At December 31, 2004 the Company owed this law firm a total of $78,511, for representing legal fees and costs advanced through that date. The Company continues to incur legal fees and costs with this law firm.

4.   Member             The  Company  has  entered  into  contingent  "affiliate
     Deposit Payable    agreements"  with dentist members that would provide for
                        increased  management  fees in return for the Company to
                        make loans to the dentist members.  These agreements are
                        contingent  upon the  Company  obtaining  financing  and
                        establishing   a  formal   policy  to  implement   these
                        provisions and issue the loans.

                        The member deposit payable in the accompanying balance sheet consists of a dentist member's deposit with the Company in anticipation of the Company obtaining financing to fund the affiliate agreement. As of December 31, 2004, the Company has not obtained funding and holds a deposit amount of $115,770 due to the dentist member on demand.

5.   Commitments        Employment Agreements
     and                The Company  has  employment  agreements  with its Chief
     Contingencies      Executive  Officer  and Chief  Operating  Officer  which
                        obligate  the  Company  to  pay  an  aggregate   sum  of
                        approximately  $400,000  per  year  in  salaries,   plus
                        discretionary   bonuses,   beginning   June   1999   and
                        continuing   through  June  2004.  The  Chief  Executive
                        Officer and Chief Operating Officer have permanently waived the Company's obligation and any claims on these agreements.

                        Operating Lease
                        The Company leases office space and equipment under cancelable month to month operating leases. Total rent expense related to these operating leases for the years ended December 31, 2004 and 2003 was approximately $39,800 and $38,000, respectively.

                        Environmental Contingencies
                        The Company was previously engaged in mining activities. Mining activities are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration activities. These requirements also necessitate significant capital outlays and may result in liability to the owner and operator of the property for damages that may result from specific operations or from contamination of the environment, all of which may prevent the Company from continuing to operate. Should the Company become subject to any such liabilities, it could materially and adversely affect its ability to continue its operations. Management, after consultation with legal counsel, believes that any potential legal actions are not probable or estimable.


6.   Income             The  provision  (benefit)  for income taxes differs from
     Taxes              the amount  computed by applying the  statutory  federal
                        income tax rate to loss before income taxes as follows at December 31:

                                                 2004             2003
                                          ----------------------------------
Federal income tax (provision)
  benefit at statutory rate               $        82,000   $        59,000
Change in valuation allowance                     (82,000)          (59,000)
                                          ----------------------------------

                                          $             -   $             -
                                          ----------------------------------

6.   Income             Deferred income tax assets  (liabilities)  are comprised
     Taxes              of the following as of December 31:
     Continued
                                                      2004            2003
                                                    -------------------------

                        Net operating loss          $  129,000      $  36,000
                        Insurance claim reserve          5,000         15,000
                        Other                           12,000         13,000
                        Valuation allowance           (146,000)       (64,000)
                                                    -------------------------

                                                    $         -     $      -
                                                    -------------------------

                        At December 31, 2004, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $345,000, which will begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

                        A valuation allowance has been recorded to offset the net deferred tax asset because management has determined that it is more likely than not that they will not be realized.

7.   Stock-Based        As of December 31, 2004,  the Company had 264,000 common
     Compensation       stock options outstanding.  The options were exercisable
                        at 2.50 per share and are all fully vested.

7.   Stock-Based        Changes in stock options were as follows:
     Continued
                                                      Shares        Exercise
                                                      Under           Price
                                                      Option          Range
                                              --------------------------------

Outstanding at January 1, 2003                       5,621,000   $  1.00 - 5.00
Exercised                                             (750,000)            0.30
(1) Expired or canceled                             (4,607,000)     0.30 - 2.25
                                              ----------------------------------

Outstanding at December 31, 2003                        264,000  $            -
Granted                                                       -            2.50
                                              ----------------------------------

Outstanding at December 31, 2004                        264,000  $         2.50
                                              ----------------------------------

                        (1)  adjustments to reflect the reverse merger (see note
                        1)

                        The following summarizes information about stock options outstanding at December 31 2004:

                         Weighted
                         Average
            Number       Remaining      Weighted                     Weighted
Range of    of Options   Contractual    Average      Number          Average
Exercise    Out-         Life           Exercise     of Options      Exercise
Prices      standing     (Years)        Price        Exercisable     Price
--------------------------------------------------------------------------------

$ 2.50      264,000      4.50           $ 2.50        264,000         $  2.50

8.   Supplemental       During the years  ended  December  31, 2004 and 2003 the
     Disclosure of      Company  paid the  following  amounts for  interest  and
     Cash Flow          income taxes:
     Information
                                                 2004             2003
                                            ----------------------------------
                        Cash paid for:
                             Interest       $        23,512 $          17,272

                                            ----------------------------------
                             Income taxes   $             - $               -
                                            ----------------------------------

9.   Recent             On December 16, 2004, the Financial Accounting Standards
     Accounting         Board   ("FASB")   published   Statement   of  Financial
     Pronounce-         Accounting Standards No. 123 (Revised 2004), Share Based
     ments              Payment   ("SFAS   123R").   SFAS  123R   requires  that
                        compensation   cost  related  to   share-based   payment
                        transactions be recognized in the financial  statements.
                        Share-based  payment  transactions  within  the scope of
                        SFAS 123R include stock options, restricted stock plans,
                        performance-based awards, stock appreciation rights, and
                        employee  share purchase  plans.  The provisions of SFAS
                        123R are effective after December 15, 2005. Accordingly,
                        the Company will  implement the revised  standard in the
                        first  quarter  of  fiscal  year  2006.  Currently,  the
                        Company    accounts   for   its   share-based    payment
                        transactions  under the provisions of APB 25, which does
                        not require  the  recognition  of employee  compensation
                        cost  in  the   financial   statements.   Management  is
                        assessing the implications of this revised standard and the effect of the adoption of SFAS 123R on its financial position, results of operations, and cash flows.

10.  Option             The   Company   has   entered   into  a  control   group
     Agreement          relationship  with a third  party,  Evolution  Services,
     with Evolution Inc. (Evolution) whereby Evolution was provided with an Services, Inc. option to acquire 80% of the outstanding stock of Dental
                        Cooperative,    Inc.   Through   this   option,   Dental
                        Cooperative can thereby participate in employee benefit and other services from Evolution. The terms of the option allow Evolution to acquire 80% of the outstanding shares for the current fair value of the Company as long as the agreement is in force. Since the option price is always equal to the fair value of the Company, the option has no fair market value. Consequently these amounts have not been included in stock compensation disclosures. Dental Cooperative, Inc. holds all the employment agreements with the Company's managers and provides benefits such as health insurance to managers and employees.

11.  Subsequent         During  January  2005,  the Company  initiated a private
     Event              placement  offering  to sell up to  2,000,000  shares of
                        common stock to accredited investors at $0.50 per share.
                        Through   June   13,   2005,   the   Company   has  sold
                        205,000shares for an aggregate of $410,000. However, no shares have been issued.