Form 10QSB
period 2005-03-31
DENTAL PATIENT CARE AMERICA INC
filed 2005-06-27
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

                        Commission File Number 333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
             (Exact name of registrant as specified in its charter)


                      Utah                            87-0373840
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)


       2825 East Cottonwood Parkway, Suite 500, Salt Lake City, Utah 84121
                    (Address of principal executive offices)


                                 (801) 990-3314
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X          No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                       Outstanding as of June 15, 2005
               -----                       -------------------------------
           Common Stock                           21,149,762 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - March 31, 2005                3

         Condensed Consolidated Statements of Operations                      4
              Three months ended March 31, 2005 and  2004

         Condensed Consolidated Statements of Cash Flows                      5
              Three months ended March 31, 2005 and  2004

         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis and Plan of Operation           8

Item 3:  Controls and Procedures                                             13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3:  Defaults upon Senior Securities                                     14

Item 4:  Submission of Matters to a Vote of Security Holders                 14

Item 5:  Other Information                                                   14

Item 6:  Exhibits                                                            14

Signatures                                                                   15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        DENTAL PATIENT CARE AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

               Assets
               ------

Current assets:
   Cash                                                          $        3,763
   Accounts receivable                                                   60,008
                                                                 --------------

                  Total current assets                                   63,771

Property and equipment, net                                               3,702
Other assets                                                                750
                                                                 --------------

                                                                 $       68,223
                                                                 --------------

--------------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:

   Accounts payable                                              $      118,492
   Accrued expenses                                                      11,554
   Insurance claim reserves                                               5,521
   Related-party accrued interest                                        40,397
   Related-party notes payable and advances                             197,520
   Member deposit payable                                               115,770
                                                                 --------------

                  Total current liabilities                             489,254
                                                                 --------------


Stockholders' deficit:
   Preferred stock, no par value, authorized 10,000,000
     shares;  no shares issued or outstanding                                 -
   Common stock, no par value, 50,000,000 shares
      authorized; 21,149,762 shares issued and outstanding              298,517
   Accumulated deficit                                                 (719,548)
                                                                 --------------

                  Total stockholders' deficit                          (421,031)
                                                                 --------------

                                                                 $       68,223
                                                                 --------------


--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                        DENTAL PATIENT CARE AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                       March 31
                                                                2005              2004

                                                          ----------------   -----------------
Revenues:
   Cooperative revenues (net of member incentives of
    $34,141 and $30,680, respectively)                    $        101,406   $          65,433
   Insurance revenues                                                8,211              69,782
                                                          ----------------   -----------------
                       Total revenues                              109,617             135,215
                                                          ----------------   -----------------

Costs and expenses:
   Insurance claims and direct costs                                 8,211              61,335
   General and administrative expense                              123,280             166,302
                                                          ----------------   -----------------
                        Total costs and expenses                   131,491             227,637
                                                          ----------------   -----------------

               Loss from operations                                (21,874)            (92,422)
                                                          ----------------   -----------------

Other income (expense):
   Interest income                                                   1,771               3,880
   Related-party interest expense                                   (5,940)             (5,940)
                                                          ----------------   -----------------

               Net other expense                                    (4,169)             (2,060)
                                                          ----------------   -----------------
               Net loss before benefit
               for income taxes                                    (26,043)            (94,482)

Income tax benefit (provisions)                                          -                   -
                                                          ----------------   -----------------

Net loss                                                  $        (26,043)  $         (94,482)
                                                          ----------------   -----------------
Net loss per common share
  - basic and diluted                                     $          (0.00)  $           (0.01)
                                                          ----------------   -----------------
Weighted average common shares outstanding
  - basic and diluted                                           21,149,762          18,823,288
                                                          ----------------   -----------------



----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                        DENTAL PATIENT CARE AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                               2005               2004
                                                          ----------------   -----------------
 Cash flows from operating activities:
   Net loss                                               $        (26,043)  $         (94,482)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
        Depreciation                                                   150                 120
        Decrease (increase) in:
          Accounts receivable                                       11,858               4,698
          Other assets                                                   -               1,840
        Increase (decrease) in:
          Accounts payable                                           6,206              19,211
          Accrued expenses                                          (2,859)              4,434
          Insurance claim reserves                                  (8,375)            (17,785)
          Cash overdraft                                            (7,803)                  -
                                                          ----------------   -----------------
               Net cash used in
               operating activities                                (26,866)            (81,964)
                                                          ----------------   -----------------
Cash flows used in investing activities-
   purchase of property and equipment                               (1,376)               (870)
                                                          ----------------   -----------------
Cash flows from financing activities:
   Proceeds from related-party notes payable and advances           32,005                   -
   Payments of related-party notes payable and advances                  -             (20,000)
                                                          ----------------   -----------------
               Net cash provided by (used in)
               financing activities                                 32,005             (20,000)
                                                          ----------------   -----------------
Net increase (decrease) in cash and cash                             3,763            (102,834)

Cash at beginning of period                                              -             220,870
                                                          ----------------   -----------------

Cash at end of period                                     $          3,763   $         118,036
                                                          ----------------   -----------------

----------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                        DENTAL PATIENT CARE AMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Company Background

         Dental Patient Care America, Inc. ("we", "us", "our", "the Company" and "DPCA") is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through two operating subsidiaries, Dental Cooperative, Inc. and DentistDirect, Inc.

         Dental Cooperative, Inc., our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits from the cooperative structure. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentist into a network, which offers dental care plans to employers and other groups.

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

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2005.

3. Loss Per Common Share

         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. There were no common stock equivalents outstanding at March 31, 2005 and 2004. The Company had stock options outstanding to purchase 264,000 and 50,000 shares, respectively, as of March 31, 2005 and 2004 which were not included because they were antidilutive.

4. Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would not have been materially different since no new options were granted during the periods presented.

5. Going Concern

         The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended March 31, 2005 and 2004, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Management's plans regarding its working capital deficit, negative cash flows from operations and profitability include continued changes and improvements to our products and services and expansion of our member population to attain profitable operations.

         Managements is actively exploring both equity an debt financing opportunities which would allow the Company to implement membership models management believes could increase membership significantly.

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the three months ended March 31, 2005 and 2004 the Company incurred the following amounts for interest and income taxes:


                                                 2005           2004
                                              -----------------------------

                     Interest                      $ 5,940         $ 5,940
                                              -----------------------------

                     Income taxes                       -0              -0
                                              -----------------------------

7. Private placement of Common Stock

         During January 2005, the Company initiated a private placement offering to sell up to 2,000,000 share of common stock to accredited investors at $.50 per share. No shares had been sold as of March 31, 2005. Through June 27, 2005, the Company has sold 500,000 shares for an aggregate of $250,000. However, none of these shares have been issued as of that date and therefore are not reflected in the amounts presented as outstanding.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis and Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB/A for the year ended December 31, 2004, and notes thereto.

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

Financial Position

         We had $3,763 in available cash as of March 31, 2005. Working capital deficit as of March 31, 2005 was $425,483. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

         The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in our annual report on Form 10-KSB/A. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

        o        Revenue recognition
        o        Estimation of insurance claim reserves
        o        Stock-based compensation

         Revenue Recognition

         The Company charges its member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are earned and readily determinable, and collection is reasonably assured. Amounts received prior to the issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

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

Three Months Ended March 31, 2005 and 2004

         Our dental practice management gross revenues, referred to as "cooperative revenues" were $101,406 for the three months ended March 31, 2005 as compared to $65,433 for the three months ended March 31, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This increase is due to growth in the number of member dentists paying management fees and increases in group purchasing rebates.

         Member incentives were $34,141 for the three months ended March 31, 2005 as compared to $30,680 for the three months ended March 31, 2004. These amounts are accounted for as reductions of cooperative revenues in accordance with EITF 01-09. As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $8,211 for the three months ended March 31, 2005 as compared to $69,782 for the three months ended March 31, 2004. Insurance claims and direct costs were $8,211 for the three months ended March 31, 2005 as compared to $61,335 for 2004.

         As explained earlier in this report, the Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating substantially all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs decreased during the three months ended March 31, 2005 from amounts reported in 2004.

         General and administrative ("G&A") expenses were $123,280 for the three months ended March 31 2005 as compared to $166,302 for the three months ended March 31 2004. The decrease in G&A expenses is primarily due to decreases in salaries and wages, professional fees and advertising.

         Net other expense was $4,169 for the three months ended March 31, 2005 as compared to $2,060 for the three months ended March 31, 2004. This decrease was due to a decrease in interest income from our prior Associate Member Agreements that were changed to eliminate interest earned from these agreements.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $26,866 for the three months ended 2005, compared to net cash used of $81,964 during 2004. As of March 31, 2005, our working capital deficit was $425,483.

         As of March 31, 2005, we have current assets of $63,771, down from $71,866 as of December 31, 2004. This primarily resulted from a consumption of cash in spending on salaries, rent and payments to our professional service providers. Our current liabilities of $489,254 are higher than the balance of $470,080 at December 31, 2004. The growth in current liabilities is primarily the result of increased professional fees and costs, together with carryover of significant related party indebtedness. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         We chose to continue to distribute Dental Cooperative member incentives in 2005, although we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing of the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need at least $370,000 in funding to execute our business plan over the next twelve months and at least an additional $130,000 in funding thereafter. However, if we begin entering into financing arrangements with Affiliate Members we will need tens of millions of dollars to fund such operations. We are currently seeking sources of financing to fund operations through sales of securities in private transactions, borrowing and/or any other sources of funding that become available to us. We have no contractual arrangements that will provide us with funds and there can be no assurance that we will obtain the necessary funding, or that such funding, if obtained, will be on terms that are favorable to the Company or its shareholders. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

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

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

         Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

         Statement 123(R) is effective for our Company after December 15, 2005. The Company has not yet evaluated the impact of adoption of this pronouncement.

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

Forward-Looking Statements

         When used in this Form 10-QSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company's businesses.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities.

         Messrs. Michael Silva, Marlon Berrett, Andrew Eberhardt and Pete Peterson each have loaned or advanced money to Dental Cooperative, Inc. to cover shortfalls in overhead and other expenses not covered by Company revenues or deferrals. As of March 31, 2005 the principal amount of these loans and advances totaled $50,014 owed to Mr. Silva (comprised of notes payable in the amount of $16,500 and other advances in the amount of $33,514), $44,000 owed to Mr. Marlon Berrett (in the form of notes payable) and $91,500 owed to Mr. Eberhardt (in the form of notes payable of $71,500 and advances of $20,000) and $12,005 of advances owed to Mr. Peterson. Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $40,397 in accrued interest was owing on the notes payable as of March 31, 2005. No interest is accruing on the advances.

Item 4. Submission of Matters to a Vote of Securityholders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits.

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

3(ii).1 Bylaws of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB, dated December 31, 2004).

10.1 Employment Agreement between Dental Patient Care America, Inc. and Michael Silva (Incorporated by reference to Exhibit 10.1of the Company's Form 10-KSB/A, dated December 31, 2004).

10.2 Employment Agreement between Dental Patient Care America, Inc. and Marlon Berrett (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB/A, dated December 31, 2004).

10.3 Option Agreement between Dental Cooperative, Inc. and Evolution Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2004).

10.4 Indemnity Agreement between Oakridge Resources, Inc. and the Company, dated June __, 2005 (Incorporated by reference to Exhibit
              10.4 of the Company's Form 10-KSB/A, dated December 31, 2004).

31.1 Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          DENTAL PATIENT CARE AMERICA, INC.



Date: June 27, 2005                       By /s/ Michael Silva
                                          -------------------------
                                             Michael Silva
                                             Chief Executive Officer, Director





Date: June 27, 2005                       By /s/ Brad Berrett
                                          -----------------------
                                             Brad Berrett
                                             Chief Financial Officer