Form 10QSB
period 2005-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2005-08-15
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

                        Commission File Number 333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Utah                                          87-0373840
  -------------------------------              ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


       2825 East Cottonwood Parkway, Suite 500, Salt Lake City, Utah 84121
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (801) 990-3311
                         ------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                        Outstanding as of August 11, 2005
         ------------                    ---------------------------------
         Common Stock                         21,669,762 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30 , 2005                         3

         Consolidated Statements of Operations                               4
              Three and six months ended June 30, 2005 and 2004

         Consolidated Statements of Cash Flows                               5
              Six months ended June 30, 2005 and 2004

         Notes to Consolidated Financial Statements                          6

Item 2:  Management's Discussion and Analysis or Plan of Operation           8

Item 3:  Controls and Procedures                                            13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  15

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3:  Defaults upon Senior Securities                                    15

Item 4:  Submission of Matters to a Vote of Security Holders                15

Item 5:  Other Information                                                  15

Item 6:  Exhibits                                                           15

Signatures                                                                  16

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                DENTAL PATIENT CARE AMERICA, INC.
                                   CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 2005
                                           (Unaudited)

------------------------------------------------------------------------------------------------------------

Assets
Current assets:
Cash                                                                                      $          87,036
Accounts receivable                                                                                  38,805
Prepaids and other assets                                                                             5,000
                                                                                          -----------------

Total current assets                                                                                130,841

Property and equipment, net                                                                           3,552
Other assets                                                                                            750
                                                                                          -----------------

                                                                                          $         135,143
                                                                                          =================

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:

Accounts payable                                                                          $         102,396
Accrued expenses                                                                                     12,002
Related-party accrued interest                                                                       40,395
Related-party notes payable and advances                                                            132,000
Member deposit payable                                                                              115,770
                                                                                          -----------------

Total current liabilities                                                                           402,563
                                                                                          -----------------

Stockholders' deficit:
Preferred stock, no par value, audthorized 10,000,000
  shares;  no shares issued or outstanding                                                                -
Common stock, no par value, 50,000,000 shares
  authorized; 21,669,762 shares issued and outstanding                                              558,517
Accumulated deficit                                                                                (825,937)
                                                                                          -----------------

Total stockholders' deficit                                                                        (267,420)
                                                                                          -----------------

                                                                                          $         135,143
                                                                                          =================

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                                         3

                                        DENTAL PATIENT CARE AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30                             June 30
                                                                   2005            2004                2005             2004
                                                                (Unaudited)     (Unaudited)         (Unaudited)      (Unaudited)
                                                                -----------     -----------         -----------      -----------
Cooperative revenues (net of member incentives of
$30,758, $29,825, $64,901 and $60,504, respectively)            $    92,826     $    75,446         $   194,232      $   140,880
Insurance revenues                                                      893          62,038               9,104          131,820
                                                                -----------     -----------         -----------      -----------
                         Total revenues                              93,719         137,484             203,336          272,700
                                                                -----------     -----------         -----------      -----------

Costs and Expenses:
Insurance claims and direct costs                                     3,922          68,592              12,133          129,927
General and administrative expenses                                 189,759         120,930             313,039          289,041
                                                                -----------     -----------         -----------      -----------
                         Total Costs and expenses                   193,681         189,522             325,172          418,968
                                                                -----------     -----------         -----------      -----------

Loss from operations                                                (99,962)        (52,038)           (121,836)        (146,268)
                                                                -----------     -----------         -----------      -----------

Other income (expense):
Interest income/(expense), net                                         (487)          2,828               1,284            6,707
Related party interest expense                                       (5,940)         (5,940)            (11,880)         (11,880)
                                                                -----------     -----------         -----------      -----------

Net other expense                                                    (6,427)         (3,112)            (10,596)          (5,173)
                                                                -----------     -----------         -----------      -----------

Net loss before benefit
for income taxes                                                   (106,389)        (55,150)           (132,432)        (151,441)

Income tax benefit (provisions)                                           -               -                   -                -
                                                                -----------     -----------         -----------      -----------

Net loss                                                        $  (106,389)    $   (55,150)        $  (132,432)     $  (151,441)
                                                                ===========     ===========         ===========      ===========

Net income (loss) per common share
  - basic and diluted                                           $     (0.00)    $     (0.00)        $     (0.01)     $     (0.01)
                                                                ===========     ===========         ===========      ===========

Weighted average shares outstanding
  - basic and diluted                                            21,481,984      18,823,288          21,315,873       18,823,288
                                                                ===========     ===========         ===========      ===========


-----------------------------------------------------------------------------------------------------------------------------------
                                   See accompanying notes to consolidated financial statements.

                                                                  4

                       DENTAL PATIENT CARE AMERICAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


----------------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
                                                       ----------------------------
                                                            2005           2004
                                                         Unaudited       Unaudited
                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                               $   (132,432)   $   (151,441)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation                                                    300             240

Decrease (increase) in:
Accounts receivable                                          33,061           8,921
Prepaid and other assets                                     (5,000)          1,840
Increase (decrease) in:
Accounts payable                                             (9,890)          1,295
Accrued liabilities                                          (2,413)          7,924
Claim reserve                                               (13,896)        (19,127)
                                                       ------------    ------------

Net cash used in
operating activities                                       (130,270)       (150,348)
                                                       ------------    ------------

Cash flows used in investing activities -
purchase of property and equipment                           (1,376)           (870)
                                                       ------------    ------------

Net cash used in
investing activities                                         (1,376)           (870)
                                                       ------------    ------------

Cash flows from financing activities:
Cash Overdraft                                               (7,803)              -
Proceeds from issuance of stock                             260,000               -
Proceeds from related party notes and advances               32,005               -
Payments of related party notes and advances                (65,520)        (20,000)
                                                       ------------    ------------

Net cash provided by (used in)
financing activities                                        218,682         (20,000)
                                                       ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                           87,036        (171,218)

Cash at beginning of period                                       -         220,870
                                                       ------------    ------------

Cash at end of period                                  $     87,036    $     49,652
                                                       ============    ============


----------------------------------------------------------------------------------------
             See accompanying notes to consolidated financial statements.

                                              5

                        DENTAL PATIENT CARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Company Background

         Dental Patient Care America, Inc. ("we", "us", "our", "the Company" and "DPCA") is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through two operating subsidiaries, Dental Cooperative, Inc. and U.S. Dentistdirect, Inc.

         Dental Cooperative, Inc., our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentist into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits form the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentist into a network, which offers dental care plans to employers and other groups.

         U.S. Dentistdirect, Inc. our other operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating a second revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate in the provider panel for the U.S. Dentistdirect offerings. U.S. Dentistdirect offers dental benefit plans to employers as an employee benefit.

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2005.

3. Loss Per Share

         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. There were no common stock equivalents outstanding at June 30, 2005 and 2004. The Company had stock options outstanding to purchase 264,000 shares as of June 30, 2005 and 2004 which were not included because they were antidilutive.

4. Stock Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would not have been materially different since no new options were issued during the periods presented.

5. Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended June 30, 2005 and 2004, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Management's plans regarding its working capital deficit, cash flows form operations and profitability include continued changes and improvements to our products and services and expansion of our member population to attain profitable operations.

         Management is actively exploring both equity an debt financing opportunities which would allow the Company to implement membership models management believes could increase membership significantly.

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the six months ended June 30, 2005 and 2004 the Company incurred the following amounts for interest and income taxes:


                                                    2005           2004
                                             ------------------------------

                     Interest                     $ 11,880        $ 11,880
                                             ------------------------------

                     Income taxes                       -0              -0
                                             ------------------------------



7. Private Placement of Common Stock

         In April 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.50 per share to accredited and sophisticated investors. As of June 30, 2005, we had received proceeds of $260,000. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.


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

Overview

         We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. It is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and repay the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. We are not presently able to offer loans to Affiliate Members and therefore those agreements are not binding . There can be no assurance that we will provide such services in the future.

         We earn revenue from our dental benefit plan offerings as a result of premium and related payments and earn income to the extent such revenues exceed claims and fees paid out or accrued during the measurement period.

         During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. DentistDirect the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect. During 2004, we also decided to pay certain claims covered by our prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement U.S. DentistDirect assumes no underwriting liability and receives no revenue. Our income or gross margin from U.S. Dentistdirect markedly declined during 2004 and was eliminated in the first quarter of 2005 as our insurance customers move to our new provider. The Company is actively exploring non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "U.S. Dentistdirect" to a prominent recognizable identifier in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our non-insurance products.

Financial Position

         We had $87,036 in available cash as of June 30, 2005. Working capital deficit as of June 30, 2005 was $271,722. In light of these circumstances, the ability of the Company to continue as a going concern is in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. Dentistdirect the ability to private label the dental plans without interrupting the customer relationship with U.S. Dentistdirect. During 2004, the Company decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement U.S. Dentistdirect assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel.

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

         Stock Based Compensation

         The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, "Accounting for Stock Issued to Employees, and related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require the Company to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. The Company anticipates valuing such stock options using the Black Scholes option pricing model.

Three and Six Months Ended June 30, 2005 and 2004

         Our dental practice management revenues (net of member incentives), referred to as "cooperative revenues" were $92,826 and $194,232 for the three and six months ended June 30, 2005 as compared to $75,446 and $140,880 for the three and six months ended June 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This increase is due to growth in the number of member dentists paying management fees and increases in group purchasing rebates.

         Member incentives were $30,758 and $64,901 for the three and six months ended June 30, 2005 as compared to $29,825 and $60,504 for the three and six months ended June 30, 2004. These amounts are accounted for as reductions of cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $893 and $9,104 for the three and six months ended June 30, 2005 as compared to $62,038 and $131,820 for the three and six months ended June 30, 2004. Insurance claims and direct costs were $3,922 and $12,133 for the three and six months ended June 30, 2005 as compared to $68,592 and $129,927 for the three and six months ended June 30, 2004. As explained earlier in this report, the Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs decreased during the three and six months ended June 30, 2005 from amounts reported for the comparable periods from the prior year.

         General and administrative ("G&A") expenses were $189,759 and $313,039 for the three and six months ended June 30, 2005 as compared to $120,930 and $289,041 for the three and six months ended June 30, 2004. The decrease in G&A expenses is primarily due to decreases in salaries and wages, professional fees and advertising.

         Net other expense was $6,427 and $10,596 for the three and six months ended June 30, 2005 as compared to $3,112 and $5,173 for the three and six months ended June 30, 2004. This decrease was primarily due to a decrease in interest income from our prior Associate Member Agreements that were changed to eliminate interest earned from these agreements.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $138,073 for the six months ended June 30, 2005, compared to net cash used of $150,348 for the six months ended June 30, 2004. As of June 30, 2005, our working capital deficit was $ 271,722, and we had $87,036 of cash on hand.

         In April 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.50 per share to accredited and sophisticated investors. As of June 30, 2005, we had received proceeds of $260,000. The Company did not use an underwriter in connection with this offering.

         As of June 30, 2005, we have current assets of $130,841, up from $71,866 as of December 31, 2004. This primarily resulted from or receipt of funds from the sale of our common stock less consumption of cash in spending on salaries, rent and payments to our professional service providers. Our current liabilities of $402,563 are lower than the balance of $470,080 at December 31, 2004. The reduction in current liabilities is primarily the result of reduction in outstanding liabilities. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

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

         As of August 11, 2005, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share. The exercise of all such stock options would result in an equity infusion of $660,000. There can be no assurance that any of the stock options will be exercised.

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

Our Outlook and Perspective on the Company's Prospects

         Our acquisition of Dental Cooperative together with our U.S. Dentistdirect business, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time has resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The Company has very limited operational and administrative personnel. We anticipate that as the dental cooperative and the dental benefit plan businesses grow, the increased revenue together with increased capitalization will enable the hiring and retention of additional qualified operational and administrative personnel. We also anticipate that increasing revenues will enable us to reduce our indebtedness. However, we will require some form of new capital infusion to completely pay our existing vendor liabilities.

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

         Our U.S. Dentistdirect dental plan business is not strategically unique by virtue of its initial products. It is unique by virtue of its relationship to its panel of dental providers, most being members of Dental Cooperative. This family of dental plans is directed by and for its panel of providers, who by virtue of their interest in the dental plans can make possible the offering of unique products. While this has been done on a limited scale by others, it has not been combined with the other services we provide. The Company acknowledges the significant risks associated with such growth and that there can be no assurance those risks can be successfully dealt with by the Company or that we will ultimately be successful in our business objectives.

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

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         In April 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.50 per share to accredited and sophisticated investors. As of June 30, 2005, we had received proceeds of $260,000. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

         Messrs. Michael Silva, Marlon Berrett, and Andrew Eberhardt each have loaned or advanced money to Dental Cooperative, Inc. to cover shortfalls in overhead and other expenses not covered by Company revenues or deferrals. As of June 30, 2005 the principal amount of these loans totaled $16,500 owed to Mr. Silva (comprised of notes payable in the amount of $16,500), $44,000 owed to Mr. Marlon Berrett (in the form of notes payable) and $71,500 owed to Mr. Eberhardt (in the form of notes payable of $71,500). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $40,395 in accrued interest was owing on the notes payable as of June 30, 2005.

Item 4. Submission of Matters to a Vote of Securityholders.

         None

Item 5. Other Information.

         The name of our subsidiary, U.S. DentistDirect, Inc., was changed from "DentistDirect, Inc." to "U.S. DentistDirect, Inc."

Item 6. Exhibits.

                                  EXHIBIT INDEX

        EXHIBIT
          NO.                        DESCRIPTION OF EXHIBIT
        -------                      ----------------------

         2.1 Agreement and Plan of Reorganization as of January 22, 2004, by and among Mountain Oil, Inc., Mt. Oil Enterprises, Inc., Oakridge Resources, Inc., and Dental Cooperative, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-KSB, dated December 31, 2004).

         3(i).1 Articles of Incorporation of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)). Amendment to the Articles of Incorporation of Dental Patient Care America, Inc.

         3(i).2 ((Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

         3(ii).1 Bylaws of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

        EXHIBIT
          NO.                        DESCRIPTION OF EXHIBIT
        -------                      ----------------------

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

                                             DENTAL PATIENT CARE AMERICA, INC.




Date: August 12, 2005                        By     /s/ Michael Silva
                                               ---------------------------------
                                               Michael Silva
                                               Chief Executive Officer, Director




Date: August 12, 2005                        By /s/ Brad Berrett
                                               ---------------------------------
                                               Brad Berrett
                                               Chief Financial Officer