Form 10QSB
period 2005-09-30
DENTAL PATIENT CARE AMERICA INC
filed 2005-11-14
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

                        Commission File Number 333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                     87-0373840
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

           2150 South 1300 East, Suite 500, Salt Lake City, Utah 84106
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 990-3311
                         -------------------------------
                         (Registrant's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding as of November 11, 2005
        ------------                    -----------------------------------
        Common Stock                             21,869,762 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 2005                     3

         Consolidated Statements of Operations                               4
           Three and nine months ended September 30, 2005 and 2004

         Consolidated Statements of Cash Flows                               5
           Nine months ended September 30, 2005 and 2004

         Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis or Plan of Operation            8

Item 3:  Controls and Procedures                                             13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   15

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3:  Defaults upon Senior Securities                                     15

Item 4:  Submission of Matters to a Vote of Security Holders                 15

Item 5:  Other Information                                                   15

Item 6:  Exhibits                                                            15

Signatures                                                                   16

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                DENTAL PATIENT CARE AMERICA, INC.
                                   CONSOLIDATED BALANCE SHEET
                                       September 30, 2005
                                           (Unaudited)


Assets
Current assets:
Cash                                                                                      $          34,110
Accounts receivable                                                                                  56,872
                                                                                          -----------------

Total current assets                                                                                 90,982

Property and equipment, net                                                                           2,507
Other assets                                                                                            750
                                                                                          -----------------
                                                                                          $          94,239
                                                                                          =================

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:

Accounts payable                                                                          $          81,367
Accrued expenses                                                                                     15,639
Related-party accrued interest                                                                       40,395
Related-party notes payable and advances                                                            132,000
Member deposit payable                                                                              115,770
                                                                                          -----------------

Total current liabilities                                                                           385,171
                                                                                          -----------------
Total liabilities                                                                                   385,171
                                                                                          -----------------

Stockholders' deficit:
Preferred stock, no par value, audthorized 10,000,000
  shares;  no shares issued or outstanding                                                                -
Common stock, no par value, 50,000,000 shares
   authorized; 21,669,762 shares issued and outstanding                                             558,517
Accumulated deficit                                                                                (849,449)
                                                                                          -----------------

Total stockholders' deficit                                                                        (290,932)
                                                                                          -----------------

                                                                                          $          94,239
                                                                                          =================


-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                                       3

                                        DENTAL PATIENT CARE AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30                        September 30
                                                                 2005            2004                2005             2004
                                                             (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                                           ---------------------------------   ----------------------------------
Cooperative revenues (net of member incentives of
  $35,538, $29,366, $100,438 and $89,870, respectively)        $    131,538    $     96,232        $    325,770     $    237,113
Insurance revenues                                                    1,922          36,850              11,026          168,670
                                                           ---------------------------------   ----------------------------------
                         Total revenues                             133,460         133,082             336,796          405,783
                                                           ---------------------------------   ----------------------------------

Costs and Expenses:
Insurance claims and direct costs                                       712          37,392              12,845          167,319
General and administrative expense                                  147,612         134,621             460,651          423,662
                                                           ---------------------------------   ----------------------------------
                         Total Costs and expenses                   148,324         172,013             473,496          590,981
                                                           ---------------------------------   ----------------------------------

Loss from operations                                                (14,864)        (38,931)           (136,700)        (185,198)
                                                           ---------------------------------   ----------------------------------

Other income (expense):
Interest income/(expense), net                                       (2,708)          5,550              (1,424)          12,257
Related party interest expense                                       (5,940)         (5,940)            (17,820)         (17,820)
                                                           ---------------------------------   ----------------------------------

Net other expense                                                    (8,648)           (390)            (19,244)          (5,563)
                                                           ---------------------------------   ----------------------------------

Loss before benefit for income taxes                                (23,512)        (39,321)           (155,944)        (190,761)

Income tax benefit (provisions)                                           -               -                   -                -
                                                           ---------------------------------   ----------------------------------

Net loss                                                       $    (23,512)   $    (39,321)       $   (155,944)    $   (190,761)
                                                          ==================================   ==================================

Net (loss) per common share
  - basic and diluted                                          $      (0.00)   $      (0.00)       $      (0.01)    $      (0.01)
                                                          ==================================   ==================================

Weighted average shares outstanding
  - basic and diluted                                            21,669,762      21,149,762          21,437,688       21,149,762
                                                          ==================================   ==================================


------------------------------------------------------------------------------------------------------------------------------------
                                  See accompanying notes to consolidated financial statements.

                                                               4

                       DENTAL PATIENT CARE AMERICAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                           2005           2004
                                                       (Unaudited)     (Unaudited)
                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                               $   (155,944)   $   (190,761)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
   Depreciation                                               1,345             360
   Decrease (increase) in:
     Accounts receivable                                     14,994           9,140
     Prepaid and other assets                                     -           1,840
     Increase (decrease) in:
       Accounts payable                                     (30,919)         28,470
       Accrued liabilities                                    1,224           3,882
       Claim reserve                                        (13,896)        (19,890)
                                                     -------------------------------

Net cash (used in) operating activities                    (183,196)       (166,959)
                                                     -------------------------------

Cash flows used in investing activities:
  Purchase of property and equipment                         (1,376)         (1,191)
                                                     -------------------------------

Net cash used in investing activities                        (1,376)         (1,191)
                                                     -------------------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                           260,000               -
  Proceeds from related party notes and advances             32,005               -
  Payments of related party notes and advances              (65,520)        (20,000)
  Cash overdraft                                             (7,803)              -
                                                     -------------------------------

Net cash provided by (used in) financing activities         218,682         (20,000)
                                                     -------------------------------

Net increase (decrease) in cash and
  cash equivalents                                           34,110        (188,150)

Cash at beginning of period                                       -         220,870
                                                     -------------------------------

Cash at end of period                                  $     34,110    $     32,720
                                                     ===============================

--------------------------------------------------------------------------------------
             See accompanying notes to consolidated financial statements.

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

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2005.

3. Loss Per Share

         The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 264,000 shares as of September 30, 2005 and 2004 which were not included because they were antidilutive.

4. Stock Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would not have been materially different since no new options were issued during the periods presented.

5. Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended September 30, 2005 and 2004, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the nine months ended September 30, 2005 and 2004 the Company incurred the following amounts for interest and income taxes:

                                                   2005           2004
                                           ------------------------------
                     Interest                   $ 19,244       $  5,563
                                           ==============================
                     Income taxes               $      -       $      -
                                           ==============================

7. Stock Options

         As of September 30, 2005, the Company had 264,000 common stock options outstanding. The options were exercisable at $2.50 per share and are all fully vested.


         Changes in stock options were as follows:


                                           Shares Under Option   Exercise Price
                                           ------------------- -----------------
Outstanding option at December 31, 2004           264,000          $  2.50
Expired, canceled or exercised                          -                -
                                                  -------          -------
Outstanding at September 30, 2005                 264,000          $  2.50
                                                  =======          =======

         The following summarizes information about stock options outstanding at September 30, 2005:

                                         Weighted Average
                          Number of          Remaining                              Number of
 Range of Exercise         Options       Contractual Life    Weighted Average        Options        Weighted Average
       Prices            Outstanding          (Years)         Exercise Price       Exercisable       Exercise Price
--------------------- ------------------ ------------------ ------------------- ------------------ -------------------
     $ 2.50                264,000             3.75               $  2.50            264,000             $  2.50
--------------------- ------------------ ------------------ ------------------- ------------------ -------------------

8. Subsequent Events.

         In October 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.25 per share to accredited and sophisticated investors. As of November 11, 2005, we had received proceeds of $50,000 representing 200,000 shares. The Company did not use an underwriter in connection with this offering.

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

         New Programs and Initiatives

         The Company, through its wholly owned subsidiary, U.S. DentistDirect, Inc. ("DentistDirect"), has been seeking to establish a method whereby patients of dentists who are members of our Dental Cooperative could make immediate payment for services rendered through arrangements via a "DentistDirect" credit ID account card for services rendered that are not covered by insurance. DentistDirect, through two subcontractors (Qualified Benefit Services, LLC and Dentist Direct, LLC) have established a prototype system whereby qualified patients of dentists who are members of the Dental Cooperative can receive a "DentistDirect" credit ID account card issued through MasterCard that allows patients to pay for dental services through this credit arrangement at the time services are rendered. The processing of the first DentistDirect credit ID account card transaction was completed on August 18, 2005. DentistDirect is still in the process of finalizing how the DentistDirect credit ID account card arrangements will operate with Cooperative members and their patients.

         The Company, through DentistDirect, has also been seeking to establish a method whereby members of the Dental Cooperative could receive payment from insurance claims submitted for dental services rendered through a credit facilitator within three business days from the date the insurance claims are submitted for payment. DentistDirect, through two subcontractors (Qualified Benefit Services, LLC and Dentist Direct, LLC) have established a prototype system to provide this service.

         Under these arrangements claims for insurance reimbursements will be submitted through DentistDirect and its subcontractors. Within three business days, DentistDirect and it subcontractors have arranged for an amount equal to ninety-five percent (95%) of an approved insurance claim to be paid to the Cooperative member. The funds to pay the Cooperative member are provided under a credit arrangement with MasterCard. The processing of the first transaction whereby funds were advanced to a Cooperative member under these arrangements was completed on August 18, 2005. DentistDirect is still in the process of finalizing how the accelerated insurance claim payment arrangements will operate with Cooperative members.

         The Company, through DentistDirect, is engaged in the dental benefits plan business for the purpose of generating revenue for DentistDirect and to generate patient flow for providers participating in the panel for the DentistDirect offerings. DentistDirect, through its subcontractor (Qualified Benefit Services, LLC), has established a preliminary arrangement whereby dental insurance will be offered under the DentistDirect name in select markets. American National Insurance, one of the nations largest insurance carriers, would insure against the risks associated with claims exceeding the premiums and the insurance product(s) would be administered by Qualified Benefit Services, LLC. It is anticipated that DentistDirect would earn a fee for use of the exclusive network and the use of the DentistDirect name. DentistDirect would have no obligation in the event that claims exceed premiums. The first insurance claim under these preliminary arrangements was processed on August 18, 2005. DentistDirect is still in the process of finalizing the DentistDirect insurance products to be offered and how the DentistDirect insurance products will operate.

         Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC and Dentist Direct, LLC.

Financial Position

         We had $34,110 in available cash as of September 30, 2005. Working capital deficit as of September 30, 2005 was $294,189. In light of these circumstances, the ability of the Company to continue as a going concern is in question. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three and Nine Months Ended September 30, 2005 and 2004

         Our dental practice management revenues (net of member incentives), referred to as "cooperative revenues" were $131,538 and $325,770 for the three and nine months ended September 30, 2005 as compared to $96,232 and $237,113 for the three and nine months ended September 30, 2004. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This increase is due to growth in member management fees and increases in group purchasing rebates.

         Member incentives were $35,538 and $100,438 for the three and nine months ended September 30, 2005 as compared to $29,366 and $89,870 for the three and nine months ended September 30, 2004. These amounts are accounted for as reductions of cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $1,922 and $11,026 for the three and nine months ended September 30, 2005 as compared to $36,850 and $168,670 for the three and nine months ended September 30, 2004. Insurance claims and direct costs were $712 and $12,845 for the three and nine months ended September 30, 2005 as compared to $37,392 and $167,319 for the three and nine months ended September 30, 2004. As explained earlier in this report, the Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs decreased during the three and nine months ended September 30, 2005 from amounts reported for the comparable periods from the prior year.

         General and administrative ("G&A") expenses were $147,612 and $460,651 for the three and nine months ended September 30, 2005 as compared to $134,621 and $423,662 for the three and nine months ended September 30, 2004. The decrease in G&A expenses is primarily due to decreases in salaries and wages, professional fees and advertising.

         Net other expense was $8,648 and $19,244 for the three and nine months ended September 30, 2005 as compared to $390 and $5,563 for the three and nine months ended September 30, 2004. This decrease was primarily due to a decrease in interest income from our prior Associate Member Agreements that were changed to eliminate interest earned from these agreements.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $183,196 for the nine months ended September 30, 2005, compared to net cash used of $166,959 for the nine months ended September 30, 2004. As of September 30, 2005, our working capital deficit was $294,189, and we had $34,110 of cash on hand.

         In April 2005 through June 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.50 per share to accredited and sophisticated investors. We received proceeds of $260,000 in this private offering. The Company did not use an underwriter in connection with this offering.

         As of September 30, 2005, we have current assets of $90,982, up from $71,866 as of December 31, 2004. This primarily resulted from or receipt of funds from the sale of our common stock less consumption of cash in spending on salaries, rent and payments to our professional service providers. Our current liabilities of $385,171 are lower than the balance of $470,080 at December 31, 2004. The reduction in current liabilities is primarily the result of reduction in outstanding liabilities. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

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

         As of November 11, 2005, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share. The exercise of all such stock options would result in an equity infusion of $660,000. There can be no assurance that any of the stock options will be exercised.

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

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         In October 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.25 per share to accredited and sophisticated investors. As of November 11, 2005, we had received proceeds of $50,000. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

         Messrs. Michael Silva, Marlon Berrett, and Andrew Eberhardt each have loaned or advanced money to Dental Cooperative, Inc. to cover shortfalls in overhead and other expenses not covered by Company revenues or deferrals. As of September 30, 2005 the principal amount of these loans totaled $16,500 owed to Mr. Silva (comprised of notes payable in the amount of $16,500), $44,000 owed to Mr. Marlon Berrett (in the form of notes payable) and $71,500 owed to Mr. Eberhardt (in the form of notes payable of $71,500). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $40,395 in accrued interest was owing on the notes payable as of September 30, 2005.

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

3(i).2 Amendment to the Articles of Incorporation of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

3(i).3 Articles of Amendment to the Articles of Incorporation of Dental Patient Care America, Inc.

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

                                              DENTAL PATIENT CARE AMERICA, INC.




Date: November 10, 2005                        By  /s/ Michael Silva
                                              ----------------------------------
                                              Michael Silva
                                              Chief Executive Officer, Director


Date: November 10, 2005                       By     /s/ Brad Berrett
                                              ----------------------------------
                                              Brad Berrett
                                              Chief Financial Officer