Form 10KSB
period 2005-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2006-04-07
CIK 1103017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                            -------------------------
                                December 31, 2005

                             Commission file number
                             ----------------------
                                    333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                                  87-0373840
----------------------------                                 -------------------
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)

                2150 S. 1300 E., Suite 500
                   Salt Lake City, Utah                     84106
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                 (801) 990-3311
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State issuer's revenues for its most recent fiscal year: $446,638

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 20, 2006 was approximately $10,582,779.

As of March 20, 2006, the issuer had 22,969,762 shares of common stock outstanding.

                        DENTAL PATIENT CARE AMERICA, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2005

                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property...........................................11
Item 3.     Legal Proceedings.................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............11


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........12
Item 6.     Management's Discussion and Analysis or Plan of Operation.........13
Item 7.     Financial Statements..............................................25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................25
Item 8A.    Controls and Procedures...........................................25
Item 8B.    Other Information.................................................25

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............26
Item 10.    Executive Compensation............................................27
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................29
Item 12.    Certain Relationships and Related Transactions....................30
Item 13.    Exhibits..........................................................30
Item 14.    Principal Accountant Fees and Services............................30

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; failure to obtain adequate funding; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company's businesses; as well as other factors and other risks set forth in Item 6 "Risk Factors" and elsewhere herein.

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

         U.S. DentistDirect, Inc., our other operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating a second revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate as the provider panel for the U.S. DentistDirect offerings. U.S. DentistDirect offers dental benefit plans to employers as an employee benefit U.S. DentistDirect, Inc., originally incorporated under the name "DentistDirect, Inc., changed its name to reflect its intention to capture a national market, to "U.S. DentistDirect, Inc.", on May 11, 2005.

         During the year ended December 31, 2005, we derived approximately 98% of our revenue from our Dental Cooperative business and 2% of our revenues from our DentistDirect insurance business. Our total revenue in 2005 (after netting member incentives fees of $131,837 in accordance with EITF 01-09) was $446,638, compared to $514,873 in 2004. The decrease in revenue resulted from a reduction in our insurance revenues from $184,722 in 2004 compared to $11,026 in 2005. This reduction is the result of our subcontracting the insurance component as described below. Our cooperative revenues, however, increase from $330,151 to $435, 612 in 2005.

         The Company plans to continue conducting both the dental cooperative business of Dental Cooperative, Inc. and the dental benefit plan business of U.S. DentistDirect, Inc.

         We are also developing a new line of business that involves the funding of the acquisition and operation of dental practices of retiring dentists or dentists that are relocating. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to sell the enhanced dental practices to new dentists at a profit. In November 2005, we signed a non-binding terms sheet with Stillwater National Bank & Trust Company to provide a revolving line of credit in an amount of up to $30,000,000. If and when we determine to go forward, we intend to conduct this new line of business in a new subsidiary, Dental Practice Transition, Inc., a Utah corporation organized in December 2004, which is not currently conducting any material operations.

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

         Dental Cooperative

         Our Dental Cooperative business has experienced continuing growth in the number of member dental practices agreeing to pay management and other fees for membership benefits. As of December 31, 2005, 101 dentists were members of Dental Cooperative. The following table shows the growth in the membership of Dental Cooperative since the inception of Dental Cooperative:

                                2005      2004      2003      2002      2001     2000      1999      1998
                                ----      ----      ----      ----      ----     ----      ----      ----
Members at year end:            101        94        71        63        61       58        54        52

         We intend to continue pursuing quality dental practices to become members of Dental Cooperative, and by pursuing financing sources to enable us to implement our Affiliate Member Agreement product.

         Dental Cooperative offers both Affiliate Member Agreements and Associate Member Agreements. The primary difference between the two types of cooperative membership is providing loans to Affiliate Members equal to the value of their dental practice, coupled with significantly higher management fees to be negotiated in connection with final agreements. The Associate Member Agreements provide for no loans and require management fees of only 1/2% to 1% of practice revenues. So far Dental Cooperative has obtained signed Affiliate Member Agreements from 52 interested Associate members and non-members. Those agreements are not legally binding or effective because we have been unable to offer the loans called for in the Affiliate Member Agreement.

         Dental Cooperative continues to pursue sources of funding to implement the Affiliate Member Agreement. If such funding is obtained on satisfactory terms from one or more sources, management believes Dental Cooperative revenue would grow through new Affiliate Members and the change of many Associate Members into Affiliate Members and the increased fees associated with Affiliate Members.

         DentistDirect

                  Benefit Plans

         Our DentistDirect dental benefit plans have also experienced continuing growth since the start of this business in 2003, even though revenue and lives covered, moved to our subcontractors during 2004. In order to comply with certain regulatory requirements, the Company insured against the risks associated with claims exceeding premiums through an insurance underwriter. During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions for the customer. The new agreement provided U.S. DentistDirect the ability to private label its dental plans without interrupting the customer relationship with U.S. DentistDirect. During 2004, we also decided to pay certain claims covered by our prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreements U.S. DentistDirect assumes no underwriting liability and receives no revenue. Our income or gross margin from U.S. DentistDirect markedly declined during 2004 and was eliminated during 2005, as our insurance customers moved to our new underwriter. In August 2005, U.S. DentistDirect, Inc., through its subcontractor (Qualified Benefit Services,
LLC), established a preliminary arrangement whereby dental insurance could be offered under the DentistDirect name in select markets. American National Insurance, one of the nations largest insurance carriers, was contracted to underwrite the risks associated with claims exceeding the premiums and the insurance product(s) are administered by Qualified Benefit Services, LLC. U.S. DentistDirect, Inc. has no obligation in the event that claims exceed premiums. The first insurance claim under these preliminary arrangements was processed on August 18, 2005. U.S. DentistDirect, Inc. is still in the process of designing the DentistDirect insurance products to be offered and how the DentistDirect insurance products will operate. Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC. Negotiations are now under way where in U.S. DentistDirect, Inc. may receive up to 50% of net profits from prospective subcontractors or joint ventures that carry the DentistDirect dental plan products.

         The Company is actively exploring and negotiating subcontracts to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating member dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier and trade name in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our non-insurance products.

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

                  Credit ID Account Cards

         U.S. DentistDirect, Inc. has been seeking to establish a method whereby patients of dentists who are members of our Dental Cooperative could make immediate payment for services rendered via a "DentistDirect" credit ID account card for services rendered that are not covered by insurance. U.S. DentistDirect, Inc., through two subcontractors (Qualified Benefit Services, LLC and Dentist Direct, LLC) have established a prototype system whereby qualified patients of dentists who are members of the Dental Cooperative can receive a "DentistDirect" credit ID account card issued through MasterCard that allows patients to pay for dental services through this credit arrangement at the time services are rendered. The processing of the first DentistDirect credit ID account card transaction was completed on August 18, 2005. To date, the Company has not generated significant revenues under this arrangement.

         U.S. DentistDirect is still in the process of finalizing how the DentistDirect credit ID account card arrangements will operate with Cooperative members and their patients. Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC and Dentist Direct, LLC.

                  72 Hour Claim Payment

         U.S. DentistDirect has also been seeking to establish a method whereby members of the Dental Cooperative could receive payment for insurance claims submitted for dental services rendered through a credit facilitator within three business days from the date the insurance claims are submitted for payment. U.S. DentistDirect, through two subcontractors (Qualified Benefit Services, LLC and Dentist Direct, LLC) has established a prototype system to provide this service. Under these arrangements claims for insurance reimbursements are submitted through U.S. DentistDirect and its subcontractors. Within three business days, U.S. DentistDirect and it subcontractors have arranged for an amount equal to ninety-five percent (95%) of an approved insurance claim to be paid to the Cooperative member. The funds to pay the Cooperative member are provided under a credit arrangement with MasterCard. The processing of the first transaction whereby funds were advanced to a Cooperative member under these arrangements was completed on August 18, 2005. To date, the Company has not generated significant revenues under this arrangement.

         U.S. DentistDirect is still in the process of finalizing how the accelerated insurance claim payment arrangements will operate with Cooperative members. As noted above, Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC and Dentist Direct, LLC.

         Dental Practice Transition

         Our developing concept for Dental Practice Transition had no operations in 2005. We anticipate that we can be successful in assisting a retiring dentist's practice through marketing and improved management practices, improve revenue generation at the practice, and then financing the sale of the practice to one or more independent member dentists. We need funding before we can commence this business. There is no assurance we will be successful in this new business.


         In November 2005, we executed a non-binding terms sheet (the "Terms Sheet") with Stillwater National Bank & Trust Company ("SNB"). The Terms Sheet provides for a revolving line of credit in an amount of up to $30,000,000 to finance loans to dentists and provide working capital. The line of credit would be available for a five year period, guaranteed by the Company and secured by a first lien and assignment of all loans made by Dental Practice Transition. All loans by Dental Practice Transition would be subject to the approval of SNB, and we would be subject to various financial covenants. The Terms Sheet is non-binding, subject to completion of due diligence, definitive documentation and other contingencies. We are in the process of trying to finalize these arrangements. However, until definitive loan documentation is signed, there can be no assurance that SNB will provide a line of credit on the terms described in the Terms Sheet or on any other terms.

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

         The DentistDirect Business

         Our dental benefit plan offerings operate in a highly competitive environment. Principal competitors include large insurance companies, which offer managed dental care and indemnity dental products, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to some of those we offer through U.S. DentistDirect.

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

         Dental Practice Transition

         We are aware of numerous banks and other lending institutions that will compete with us in the funding of the acquisition of dental practices. We are not aware of any potential competitors who are in the business of providing funding and significant operational assistance for dental practices of retiring dentists or dentists that are relocating. We believe that we are uniquely positioned due to the operational assistance we can provide to a dental practice. However, the dental market is highly competitive generally and competition offering the same services as we are seeking to provide may develop. Many of our potential competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. We cannot ensure we will be able to compete successfully against any competitors in this or any other market.

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

         The DentistDirect Business

         Our dental benefit plan business is and will continue to be subject to substantial governmental regulation, principally under the insurance laws of the states in which U.S. DentistDirect conducts and will conduct its business. Although specific requirements vary from state to state, these laws generally require that the plan provider be licensed by the relevant state insurance department to offer dental care plans, and may also prescribe minimum levels of net worth and reserves; limit the ability of U.S. DentistDirect to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured, require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for our dental benefit plans; provide for periodic examinations, including quality assurance review; establish standards for plan management and other personnel; specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in certain states) of the voting power over the plan without prior governmental approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. U.S. DentistDirect, Inc. currently outsources or subcontracts all activities, which fall under regulatory and licensing obligations, to vendors who are required by agreement to maintain current and approved status on all licensing and regulatory requirements.

         Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring us to admit "any willing provider" to the plan's dental panel, that could adversely affect both the Dental Cooperative business model and the U.S. DentistDirect business model. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the offering of dental care plans and their profitability. We are unable to determine the likelihood or effect of any such regulatory or legislative changes.

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

         Dental Practice Transition

         Various state regulatory agencies and legislatures have past legislation relating to the lending of money. Such legislation varies from state to state and may regulate the rates at which interest can be charged, required disclosures in connection with lending funds, collection practices, advertising methods, and other lending practices. Failure to maintain regulatory compliance could adversely affect our ability to conduct our dental practice transition business and could result in the imposition of fines and penalties. In the extreme case, it could result in our inability to conduct our dental practice transition business in one or more states.

         We are also subject to the local and federal laws that are applicable to businesses generally. In the future, we may be subject to additional or different laws or regulations administered by the federal, state, local or foreign regulatory authorities. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, reduce our ability to import product or impose additional record-keeping or other requirements on us. Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

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

Employees

         As of March 20, 2006, we employed two people on a full time basis, two people on a part time basis, and utilized the services of a number of independent contractors. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2.  Description of Property

         We have been in our current office space since September, 2005. Our physical facilities are located in Salt Lake City, Utah, and consist of approximately 1000 square feet of leased office space on a month to month basis. Our lease also provides us with common area usage, and certain office support services, such a receptionist and conference room services. We previously leased comparable office space at a different location in the Salt Lake City. Our base rental expense is approximately $4,000 per month and is subject to adjustment. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3.  Legal Proceedings

         We are not involved in any legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended December 31, 2005.

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

Share Price History

         Our common stock is traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "DPAT.PK." The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from AOL. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

         Quarter Ended                               High (1)      Low (1)
         -------------                               --------      -------

         2004
         March 31..............................       $0.95         $0.33
         June 30...............................       $1.01         $0.35
         September 30..........................       $1.01         $0.35
         December 31...........................       $1.01         $0.55

         2005
         March 31..............................       $0.75         $0.35
         June 30...............................       $0.75         $0.45
         September 30..........................       $0.51         $0.25
         December 31...........................       $0.51         $0.15
         ------------
         (1) The Dental Cooperative acquisition closed on June 30, 2004, and stock prices shown for the Third and Fourth Quarters of 2004 are for the new Dental Patient Care America business while the other quarterly prices are for the old Mountain Oil business.

         Of the total 22,169,762 shares outstanding at December 31, 2005.

Holders of Record

         At March 20, 2006, there were approximately 365 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Issuance of Securities

         In October 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.25 per share to accredited and sophisticated investors. In November 2005, the Company received proceeds of $50,000 in consideration for the issuance of 200,000 shares of restricted common stock. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

         In January 2006, the Company amended the private placement offering of October 2005 to allow the Company to sell common stock to an accredited investor at a price of $0.20 per share and, immediately following such sale, the offering would be terminated. In January 2006, the Company sold 800,000 such shares of restricted common stock for an aggregate of $160,000 to an accredited and sophisticated investor and then terminated this private offering. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

         In December 2005, the Company issued 300,000 shares of common stock to three individuals in consideration for services relating to establishing the prototype DentistDirect credit ID payment system. during the fourth quarter of 2005, at a valuation of $0.20 per share. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

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

         We earned revenue from our dental benefit plan offerings as a result of premium and related payments and incurred losses since revenues were less than claims and fees paid out or accrued during the measurement period in 2003, 2004 and part of 2005.

         Under our Dental Patient Transition model, we anticipate earning revenue by retaining approximately forty percent of the margin from dental practices that we finance.

         During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U. S DentistDirect, Inc. the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect, Inc. During 2004, we also decided to pay certain claims covered by our prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreements, U.S. DentistDirect, Inc. assumes no underwriting liability and receives no revenue. Our income or gross margin from U.S. DentistDirect, Inc. markedly declined during 2004 and was eliminated during 2005 as our insurance customers moved to our new subcontracted vendors . In August 2005, U.S. DentistDirect, Inc., through its subcontractor (Qualified Benefit Services, LLC), established a preliminary arrangement whereby dental insurance could be offered under the DentistDirect name in select markets. American National Insurance, one of the nations largest insurance carriers, was contracted to underwrite the risks associated with claims exceeding the premiums and the insurance product(s) would be administered by Qualified Benefit Services, LLC. U.S. DentistDirect, Inc. has no obligation in the event that claims exceed premiums. The first insurance claim under these preliminary arrangements was processed on August 18, 2005. U.S. DentistDirect, Inc. is still in the process of designing the DentistDirect insurance products to be offered and how the DentistDirect insurance products will operate. Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC. Negotiations are now under way where in U.S. DentistDirect, Inc. may receive up to 50% of net profits from prospective subcontractors or joint ventures that carry the DentistDirect dental plan products.

         The Company is actively exploring and negotiating subcontracts to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier and trade name in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our subcontracted products.

Financial Position

         We had $45,201 in cash as of December 31, 2005. Our working capital deficit as of December 31, 2005 was $303,158, compared to $398,214 at December 31, 2004. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Critical Accounting Policies

         The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

         o        Revenue recognition
         o        Estimation of insurance claim reserves
         o        Stock based compensation

         Revenue Recognition

         We charge our member dentists membership fees, marketing fees for referrals provided by us, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

         Third parties contract with us to use our panel of dentists as providers. We charge a panel access fee. Panel access fee revenue is recognized monthly as access is provided since a binding agreement has been entered into, services have been rendered, the price is fixed and determinable, collection is reasonably assured and we have no significant obligations remaining.

         Insurance premiums are billed monthly and recognized as revenue over the contract period. We design, market and direct the administration of its insurance products. We insure the entire claim risk with an insurance company and contracts with a third party administrator for claims administration.

         During 2003, 2004 and part of 2005, we had an agreement with an insurance underwriter that allowed us to offer our own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to us for claims in excess of premiums. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. DentistDirect, Inc. the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect, Inc. During 2004, we decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter.

         Under the current agreement U.S. DentistDirect, Inc. assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating subcontracts to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel.

         Stock Based Compensation

         We account for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, "Accounting for Stock Issued to Employees, and related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require us to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. We anticipate valuing such stock options using the Black Scholes option-pricing model.

Years Ended December 31, 2005 and 2004

         Our dental practice management revenues, referred to as "cooperative revenues" in the financial statements, were $435,612 for 2005 as compared to $330,151 for 2004. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This increase is due to growth in the number of member dentists paying management fees and increases in group purchasing rebates.

         Member incentives were $131,837 for 2005 as compared to $119,702 for 2004. These amounts are accounted for as reductions of Cooperative revenues (see
Note 1 to the financial statements). As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan offering revenues, referred to as "insurance revenues" in the financial statements, were $11,026 for 2005 as compared to $184,722 for 2004. Insurance claims and direct costs were $12,967 for 2005 as compared to $185,427 for 2004. This reduction is the result of our subcontracting the insurance component to our subcontractors as described elsewhere herein.

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

         General and administrative ("G&A") expenses were $684,730 for 2005 as compared to $543,808 for 2004. The increase in G&A expenses is primarily due to increased in professional service fees to our accountants and lawyers. Management permanently waived approximately $260,000 in salaries in 2005 and $245,000 in salaries in 2004. Management may not be willing to waive salaries in the future.

         Net other expense was $23,517 for 2005 as compared to $6,782 for 2004. The reason for the increase in other expense was a decrease in net interest income under our prior Associate Member Dentists arrangements. The interest bearing Associate Member Dentist arrangements were completely phased out in April 2005.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $221,486 during 2005 as compared to $178,051 during 2004. We also received $268,682 in cash from financing activities in 2005. As of December 31, 2005, our working capital deficit was $303,158 and we had $45,201 of cash on hand.

         As of December 31, 2005, we have current assets of $107,113 as compared to $71,866 as of December 31, 2004. Our current assets increased as a result of funds received through financing activities. Our current liabilities of $410,271 are lower than the balance of $470,080 at December 31, 2004. The reduction in current liabilities is primarily the result of elimination of insurance reserves and reductions in related party indebtedness and accrued interest thereon, and payments to our professional service providers. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         We choose to continue to distribute Dental Cooperative member incentives in 2005, because we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

         In November 2005, we executed a non-binding terms sheet (the "Terms Sheet") with Stillwater National Bank & Trust Company ("SNB"). The Terms Sheet provides for a revolving line of credit in an amount of up to $30,000,000 to finance loans to dentists and provide working capital. The line of credit would be available for a five year period, guaranteed by the Company and secured by a first lien and assignment of all loans made by Dental Practice Transition. All loans by Dental Practice Transition would be subject to the approval of SNB, and we would be subject to various financial covenants. The Terms Sheet is non-binding, subject to completion of due diligence, definitive documentation and other contingencies. We are in the process of trying to finalize these arrangements. However, until definitive loan documentation is signed, there can be no assurance that SNB will provide a line of credit on the terms described in the Terms Sheet or on any other terms.

         As of March 20, 2006, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share. The exercise of all such stock options would result in an equity infusion of $660,000. There can be no assurance that any of the stock options will be exercised.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet evaluated the impact of adoption of this pronouncement.

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

         We have an accumulated deficit totaling $968,081 and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Without adequate new financing, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

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

         Our dental benefits plan business depends on the member dentists that U.S. DentistDirect, Inc. attracts to serve as the panel of dentists providing services under the plans. Therefore the expansion of our dental benefit plan business will always be within markets in which Dental Cooperative has a substantial number of members, and likely will not be as a result of expansion into areas not then served by Dental Cooperative.

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

         We may not be able to effectively manage growth, should continued growth occur.

         Dental Cooperative has experienced growth in its member dentists as follows:

                                2005      2004      2003      2002      2001     2000      1999      1998
                                ----      ----      ----      ----      ----     ----      ----      ----
Members at year end:             101       94        71        63        61       58        54        52

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

         Since 1999, a total of 112 dentists have signed Associate Member agreements with Dental Cooperative. This number compares with the 101 dentists who are currently members. This attrition can be explained by a number of reasons, including retirements, moves and withdrawals,. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing, let alone new markets.

         We do not have sufficient capital to execute our business plan.

         Both the assumption of significant additional compliance and professional costs required of a public company in the United States today and the planned implementation of our growth strategy will require significant capital resources. Our growth strategy will require resources not only to increase management personnel and systems, but also significant funding of our Affiliate Member Agreements through member loans. To date we have not identified funding sources with acceptable terms to enable us to finance our Affiliate Member Agreements, and we have operated without the Affiliate Member Agreements on very limited resources provided mostly from the management fees received from member dentists, salary waivers by management, payable deferrals, and capital provided as loans from members of management. Limited cash flows have come from the DentistDirect business started in 2003. To date, however, our historical revenues and other financial support have not provided enough funding for the level of operations we have historically conducted. The Company had a net loss of $274,576 in 2005 as compared to a net loss of $221,144 in 2004.

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

         Members of our management team, together, own approximately 34% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the year ended December 31, 2005, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

Item 8A. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

         There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Set forth below is certain information concerning each of our directors and executive officers as of March 20, 2006.

                                                                Director         With the
    Name                   Age         Position               Term Expires     Company Since
    ----                   ---         --------               ------------     -------------
Michael Silva              54     CEO and Chairman                2006             2004

Marlon Berrett             64     President and Director          2006             2004

Harry L. "Pete" Peterson   61     Director                        2006             2001

Andrew Eberhardt           34     Vice President                                   2004

Brad Berrett               51     Chief Financial Officer                          2004

         The following sets forth the business experience, principal occupations and employment of each of the directors.

         Michael Silva has served as a Director of Dental Patient Care America since June 2004, and has been a director of our subsidiary, Dental Cooperative, since it was formed in 1998. His term as a director expires at the next annual meeting of shareholders. He has acted as Chief Executive of the Company since June 2004 and of Dental Cooperative since 1998. In addition to his roles at the Company and Dental Cooperative, Mr. Silva is also Director of Wirthlin Worldwide Consulting from 2002 to the present. Prior to joining Wirthlin Worldwide, Mr. Silva was an independent business crisis consultant. Mr. Silva spends a substantial amount of his available business time working for the Company.

         Marlon Berrett has served as a Director of the Company since June 2004, and has been our President since that time. His term as a director expires at the next annual meeting of shareholders. He has been a director of our subsidiary, Dental Cooperative, since October 1998, and also acted as President and Secretary of Dental Cooperative for the same period of time. In addition, Mr. Berrett is the managing partner of Executive Alliance Group LLC, a consulting partnership, where he serves as a U.S. spokesperson and representative of the German State of Saarland's Economic Promotion Corporation. He is a retired partner of Ernst & Young LLC. Mr. Berrett spends substantially all of his available business time working for the Company.

         Harry L. "Pete" Peterson has been one of our Directors since 2001 and took over as President of our DentistDirect subsidiary in 2004. His term as a director expires at the next annual meeting of shareholders. Mr. Peterson is President of Business Insurance Group, Inc. a Utah corporation in business since 1989 doing business under the trade name "Big Benefits". Big Benefits offers health insurance, claims administration, underwriting and plan design to employer groups primarily in the self-funded market. Mr. Peterson spends a substantial amount of his available business time working for the Company.

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

Board Committees

         Our Board of Directors does not have a standing, audit, nominating or compensation committee. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. Two of the members of the board of directors are also officers of the Company and the third director is an officer of a subsidiary of the Company so that none of our directors are considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules. While the Company does not have an audit committee, the Company believes that Mr. Marlon Berrett, who is not an independent director, qualifies as a "financial expert" as defined in Item 401 of Regulation S-B.

         The Board of Directors met on more than ten occasions during 2005.

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

Item 10. Executive Compensation

         The table below set forth certain information concerning compensation we paid to our president, chief executive officer and all other executive officers with annual compensation in excess of $100,000, determined for the year ended December 31, 2005 (the "Named Executive Officers").


         Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

                                                   SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Awards          Payouts
                                 ---------------------------------------- ----------------------   ----------
                                                                           Restricted  Stock                     All Other
        Name and                                          Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position       Year Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ---- ----------  ---------   ---------------   ----------    ------    ----------       ---
Michael Silva (1)           2003      35,000    ---            ---            ---         ---         ---           ---
Chairman and CEO            2004     120,000    ---            ---            ---         ---         ---           ---
                            2005     120,000    ---            ---            ---         ---         ---           ---

Marlon Berrett (2)          2003      91,250    ---            ---            ---         ---         ---           ---
President and COO           2004     105,000    ---            ---            ---         ---         ---           ---
                            2005      90,000    ---            ---            ---         ---         ---           ---

Andrew Eberhardt (3)        2003      55,000    ---            ---            ---         ---         ---           ---
Vice President              2004      70,000    ---            ---            ---         ---         ---           ---
                            2005      60,000    ---            ---            ---         ---         ---           ---

---------------
(1) Mr. Silva became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Mr. Silva is entitled to an annual salary of $240,000. Mr. Silva agreed to permanently waive salary amounts to which he was entitled because of the Company's lack of operating capital.

(2) Mr. Marlon Berrett became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc., Mr. Berrett is entitled to an annual salary of $180,000. Mr. Berrett agreed to permanently waive salary amounts to which he was entitled because of the Company's lack of operating capital.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2006, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 20, 2006 the Company had 22,969,762 shares of Common Stock outstanding.

                                   Shares
     Name and Address          Beneficially   Percentage
  of Beneficial Owner(1)          Owned(2)   of Total(2)      Position
  ----------------------          --------   -----------      --------

Michael Silva (3)                2,768,682     12.1%      CEO and Chairman

Marlon Berrett (4)               2,357,000     10.3%      President and director

Harry L. Peterson (5)            1,445,157      6.3%      Director

Andrew Eberhardt                 1,080,668      4.7%      Vice President

Brad Berrett                       200,000       *        CFO

Executive Officers and
  Directors as a Group
  (5 persons)                    7,851,507     34.2%

LK Anderson Family (6)           1,995,737      8.7%
2848 N. Foothill Dr.
Provo, UT 84604

Jack Rasmussen                   1,309,111      5.7%
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

Item 12. Certain Relationships and Related Transactions

         Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of December 31, 2005 the principal amount owed to Mr. Silva was $16,500 (in the form of a note payable), the principal amount of $44,000 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $25,395 in accrued interest was owing on the notes payable as of December 31, 2005.

         The former secretary of the Company, is a partner in a law firm rendering legal services to the Company. At December 31, 2005 the Company owed this law firm a total of $56,125 for legal services performed through that date. In March 2005, this law firm agreed to compromise the amount owing in exchange for payments totaling $38,845.

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

         DentistDirect is subcontracting with Qualified Benefit Services, LLC to established an arrangement whereby dental insurance could be offered under the DentistDirect name in select markets. DentistDirect is subcontracting through Qualified Benefit Services, LLC and Dentist Direct, LLC to (i) allow dentists to receive immediate payment for services rendered through a credit ID account card and (ii) establish a method whereby dentists could receive payment for insurance claims submitted for dental services rendered through a credit facilitator within three business days from the date the insurance claims are submitted for payment. These arrangements are still in the process of finalizing. Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC and Dentist Direct, LLC.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 33 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountants for the audits of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $61,400 and $86,000, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $4,000, respectively.

Tax Fees

         There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

         The aggregate fees billed for all other fees by the principal accountants, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $2,120 and $745, respectively.

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

                                         DENTAL PATIENT CARE AMERICA, INC.
                                         (Registrant)



Date: April 4, 2006                      By  /s/ Michael Silva
                                           ------------------------------------
                                           Michael Silva
                                           Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                            Date
    ---------                         -----                            ----

 /s/ Michael Silva      Chief Executive Officer, Chairman        April 4, 2006
----------------------- and Director (Principal Executive
Michael Silva           Officer)



 /s/ Brad Berrett        Chief Financial Officer (Principal      April 4, 2006
-----------------------  Financial and Accounting Officer)
Brad Berrett

 /s/ Marlon Berrett       President, Chief Operating             April 4, 2006
------------------------  Officer and Director
Malon Berrett, Ph.D.


 /s/ Harry L. Peterson     Director                              April 4, 2006
--------------------------
Harry L. Peterson

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

10.4 Indemnity Agreement between Oakridge Resources, Inc. and the Company, dated June 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB/A, dated December 31, 2004).

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

32.1 Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page


Report of Independent Registered Public Accounting Firm -
  HJ & Associates, LLC                                                 F - 2

Report of Independent Registered Public Accounting Firm -
  Tanner LC                                                            F - 3

Consolidated Balance Sheet as of December 31, 2005                     F - 4

Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004                                           F - 5

Consolidated Statement of Stockholders' Deficit
  for the Years Ended December 31, 2005 and 2004                       F - 6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004                                           F - 7

Notes to Consolidated Financial Statements                             F - 8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
Dental Patient Care America, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Dental Patient Care America, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dental Patient Care America, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2006

                         REPORT OF INDEPENDENT REGISTERD
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Dental Patient Care America, Inc.


We have audited the consolidated statements of operations, stockholders' deficit, and cash flows of Dental Patient Care America, Inc. (a Utah corporation) and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Patient Care America, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LC

Salt Lake City, UT
June 13, 2005

                                       Dental Patient Care America, Inc.
                                           Consolidated Balance Sheet
                                                December 31, 2005



------------------------------------------------------------------------------------------------------------


                                                Assets
Current assets:
Cash                                                                                             $   45,201
Accounts receivable                                                                                  59,912
Advances                                                                                              3,000
                                                                                          ------------------

Total current assets                                                                                107,113

Property and equipment, net                                                                           2,844
Other assets                                                                                            750
                                                                                          ------------------

                                                                                                 $  110,707
                                                                                          ==================

------------------------------------------------------------------------------------------------------------


                                 Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                                                                                 $  122,457
Accrued expenses                                                                                     14,649
Related-party accrued interest                                                                       25,395
Related-party notes payable and advances                                                            132,000
Member deposit payable                                                                              115,770
                                                                                          ------------------

Total current liabilities                                                                           410,271
                                                                                          ------------------

Total Liabilities                                                                                   410,271
                                                                                          ------------------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value, authorized 10,000,000
  shares;  no shares issued or outstanding                                                                -
Common stock, no par value, 50,000,000 shares
   authorized; 22,169,762 shares issued and outstanding                                             668,517
Accumulated deficit                                                                                (968,081)
                                                                                          ------------------

Total stockholders' deficit                                                                        (299,564)
                                                                                          ------------------

                                                                                                 $  110,707
                                                                                          ==================


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-4

                                        Dental Patient Care America, Inc.
                                      Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------

                                                                             Years Ended
                                                                             December 31,
                                                               ----------------------------------------
                                                                     2005                   2004
                                                               -----------------      -----------------
Cooperative revenues (net of member incentives of
  $131,837 and $119,702, respectively)                              $   435,612            $   330,151
Insurance revenues                                                       11,026                184,722
                                                               -----------------      -----------------
                         Total revenues                                 446,638                514,873
                                                               -----------------      -----------------

Costs and Expenses:
Insurance claims and direct costs                                        12,967                185,427
General and administrative expense                                      684,730                543,808
                                                               -----------------      -----------------
                         Total Costs and expenses                       697,697                729,235
                                                               -----------------      -----------------

Loss from operations                                                   (251,059)              (214,362)
                                                               -----------------      -----------------

Other income (expense):
Other income                                                              5,175                      -
Interest income/(expense), net                                           (4,932)                16,978
Related party interest expense                                          (23,760)               (23,760)
                                                               -----------------      -----------------

Net other expense                                                       (23,517)                (6,782)
                                                               -----------------      -----------------

Loss before benefit
for income taxes                                                       (274,576)              (221,144)

Income tax benefit (provision)                                                -                      -
                                                               -----------------      -----------------

Net loss                                                            $  (274,576)           $  (221,144)
                                                               =================      =================

Net income (loss) per common share
  - basic and diluted                                               $     (0.01)           $     (0.01)
                                                               =================      =================

Weighted average shares outstanding
  - basic and diluted                                                21,541,095             21,015,910
                                                               =================      =================


--------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                         F-5

                                                Dental Patient Care America, Inc.
                                        Consolidated Statements of Stockholder's Deficit


                                        Preferred Stock               Common Stock
                                   -------------------------------------------------------     Accumulated
                                     Shares         Amount        Shares         Amount          Deficit        Total
                                   -----------    -----------   ------------   -----------    ------------  ------------
Balance, December 31, 2003                  -       $      -     18,823,288      $298,517       $(472,361)    $(173,844)

Acqusition of Mountain Oil (MOLI)           -              -      2,326,474             -               -             -

Net Loss                                    -              -              -             -        (221,144)     (221,144)
                                   -----------    -----------   ------------   -----------    ------------  ------------

Balance, December 31, 2004                  -              -     21,149,762       298,517        (693,505)     (394,988)

Common Stock Issued for Cash                -              -        720,000       310,000               -       310,000

Common Stock Issued for Services            -              -        300,000        60,000               -        60,000

Net Loss                                    -              -              -             -        (274,576)     (274,576)
                                   -----------    -----------   ------------   -----------    ------------  ------------
Balance, December 31, 2005                  -       $      -     22,169,762      $668,517       $(968,081)    $(299,564)
                                   ===========    ===========   ============   ===========    ============  ============

------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements                                                          F-6

                                        Dental Patient Care America, Inc.
                                      Consolidated Statements of Cash Flows

                                                                        Year Ended December 31,
                                                                ----------------------------------------
                                                                      2005                   2004
                                                                -----------------      -----------------
Cash flows from operating activities:

Net loss                                                              $ (274,576)            $ (221,144)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                               1,627                    480
Common stock issued for services                                          60,000                      -
Decrease (increase) in:
Restricted cash                                                                -                 39,431
Accounts receivable                                                        9,954                (21,683)
Prepaid and other assets                                                       -                  1,840
Increase (decrease) in:
Accounts payable                                                          10,171                 42,398
Accrued liabilities                                                          234                  5,915
Related party accrued interest                                           (15,000)                   247
Insurance claim reserves                                                 (13,896)               (25,535)
                                                                -----------------      -----------------

Net cash used in operating activities                                   (221,486)              (178,051)
                                                                -----------------      -----------------

Cash flows used in investing activities:

Purchase of property and equipment                                        (1,995)                (1,191)
                                                                -----------------      -----------------

Net cash used in investing activities                                     (1,995)                (1,191)
                                                                -----------------      -----------------

Cash flows from financing activities:

Proceeds from issuance of stock                                          310,000                      -
Proceeds from related party notes and advances                            32,005                 30,000
Payments of related party notes and advances                             (65,520)               (40,000)
Cash Overdraft                                                            (7,803)                 7,803
                                                                -----------------      -----------------

Net cash provided by (used in)
  financing activities                                                   268,682                 (2,197)
                                                                -----------------      -----------------

Net increase (decrease) in cash                                           45,201               (181,439)

Cash at beginning of year                                                      -                181,439
                                                                -----------------      -----------------

Cash at end of year                                                   $   45,201             $        -
                                                                =================      =================


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-7

               DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business

Dental Patient Care America, Inc. (the Company) was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through this business model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company's subsidiary U.S. DentistDirect, Inc. under the trade name "Dentist Direct".

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

Principles of Consolidation
---------------------------

As of the date of the reverse acquisition, all assets and liabilities related to the former operations of MOLI were spun off to the former shareholders of MOLI. Therefore, the consolidated financial statements do not include any of the assets, liabilities, or operations related to the oil and gas business previously conducted by MOLI.

The consolidated financial statements include the operations of Dental Patient Care America, Inc. (the accounting acquirer) and its wholly owned subsidiaries Dental Cooperative, Inc., U.S. DentistDirect, Inc. and Dental Practice Transition, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2005 and 2004, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) continued changes and improvements to its products and services, (2) expansion of its member population, and (3) obtaining either equity or debt financing to allow the Company to implement membership models management believes will increase membership and profitability significantly. There can be no assurance that the Company will be successful in its plans to achieve profitability or to secure the required debt or equity financing.

During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Early in 2004, the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. DentistDirect the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect. During 2004 and 2005, the Company determined to pay certain claims covered by its prior agreement with the underwriter in order to facilitate the transition to the new underwriter. During 2005, the Company completed the transition to the new underwriter, adjudicated all remaining claims, and therefore reflects no reserves for further claim liability at December 31, 2005.

Under the current agreement, U.S. DentistDirect assumes no underwriting liability and receives no revenue from underwriting reserve profits. Thus while revenue from dental plan activities grew in 2004, the Company's revenue and gross margin markedly declined during 2004 and zeroed out in 2005. The Company is actively exploring non-insurance products to be used in connection with its cooperative panel of dental providers and has begun implementation to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel. It is the intent of the Company to grow the name "U.S. DentistDirect" to a prominent recognizable identifier in the quality dental plan market. There can be no assurance, however, that the Company will enter into such non-insurance arrangements or that it will be successful in the development of its non-insurance products.

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to its cash.

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Management prepares its estimates of receivables from member dentists by reviewing amounts collected subsequent to any accounting period and determining what amount should be recorded to the previous period. No allowance for doubtful amounts is provided since bad debts are netted in the estimates of accounts receivable.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows. As of December 31, 2005 and 2004, the Company does not consider any of its long-lived assets to be impaired.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from four to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of property and equipment are reflected in the statement of operations.

Insurance Claim Reserves
-----------------------

Claim reserves represent the estimated liabilities for claims reported plus claims incurred but not reported for insurance products. Because claim reserves are estimates, management monitors the reserve adequacy over time and adjusts claim reserves as necessary. Such adjustments are reflected in current operations. As mentioned previously, the Company has completed its transition of its insurance plans during 2005 to a new underwriter, and therefore has no liability for further claims at December 31, 2005.

The Company charges its member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable. The Company pays incentives to it's members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues

Revenue Recognition
-------------------

Under an agreement with its previous insurance underwriter, the Company contracted with third parties to use the Company's panel of dentists as providers. The Company charged a panel access fee. Panel access fee revenue was recognized monthly as access was provided since a binding agreement had been entered into, services had been rendered, the price was fixed and determinable, collection was reasonably assured and the Company had no significant obligations remaining. The Company has no such agreement with its current underwriter and accordingly recognized no panel access fee revenue during 2005.

During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to design, market, and offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Under this agreement, all remaining premium collection ceased in the third quarter of 2005. Insurance premiums were billed monthly and recognized as revenue over the contract period. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. DentistDirect the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect. During 2004 and 2005, the Company decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter. During 2005, the Company completed the transition to the new underwriter, adjudicated all remaining claims, and therefore reflects no reserves for further claim liability at December 31, 2005.

Under the current agreement, U.S. DentistDirect assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating non-insurance products to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental plans and dental panel.

Stock Based Compensation
------------------------

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". No new options have been issued during the periods presented , consequently pro forma net loss information has not been presented.

Earnings Per Share
------------------

Basic earnings (loss) per common share ("EPS") is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or "as converted" method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 264,000 and no shares, respectively, as of December 31, 2005 and 2004 which are deemed to be common stock equivalents.

Note 2 - Stock Transactions

During January 2005, the Company initiated a private placement offering to sell up to 2,000,000 shares of common stock to accredited investors at $0.50 per share. Through June 25, 2005 the company had sold 520,000 shares for an aggregate of $260,000. This private placement offering was closed effective June 25, 2005. The Company initiated a second private placement offering during October of 2005 to sell up to 2,000,000 shares of common stock to accredited investors at $0.25 per share. During the fourth quarter of 2005, 200,000 such shares were issued for an aggregate of $50,000. The Company additionally issued 300,000 shares of common stock in exchange for services during the fourth quarter of 2005, at a valuation of $0.20 per share.

Note 3 - Property and Equipment

Property and equipment consists of the following as of December 31, 2005:

         Furniture and Equipment                            $       7,400
         Less: Accumulated Depreciation                            (4,556)
                                                            -------------
                                                            $       2,884
                                                            =============

Depreciation expense totaled $1,627 for the year ended December 31, 2005, and $480 for the year ended 2004.

The Company has unsecured notes payable to certain officers and directors totaling $132,000 as of December 31, 2005. These amounts bear interest at an annual rate of 18%, are due on demand and are in default. To date these parties have not demanded payment.

Note 4 - Related Party Transactions

The former Corporate Secretary of the Company, is a partner in a law firm which had previously rendering legal services to the Company. At December 31, 2005 the Company remained indebted to this law firm a total of $56,125, representing legal fees and costs advanced through that date. The Company no longer continues to incur legal fees and costs with this law firm, and has entered into an agreement to pay a negotiated sum of $38,845 in installment payments during the first half of 2006 in full settlement of this obligation.

Note 5 - Member Deposit Payable

The Company has entered into contingent "affiliate agreements" with dentist members that would provide for increased management fees in return for the Company to make loans to the dentist members. These agreements are contingent upon the Company obtaining financing and establishing a formal policy to implement these provisions and issue the loans.

The member deposit payable in the accompanying balance sheet consists of a dentist member's deposit with the Company in anticipation of the Company obtaining financing to fund the affiliate agreement. As of December 31, 2005, the Company has not obtained funding and holds a deposit amount of $115,770 due to the dentist member on demand.

Note 6 - Commitments and Contingencies

Employment Agreements
---------------------

The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer which obligate the Company to pay an aggregate sum of approximately $400,000 per year in salaries, plus discretionary bonuses, beginning June 1999 and continuing through June 2004. The Chief Executive Officer and Chief Operating Officer have permanently waived the Company's obligation and any claims arising before December 31, 2005 under these agreements.

Operating Lease
---------------

The Company leases office space and equipment under cancelable month to month operating leases. Total rent expense related to these operating leases for the years ended December 31, 2005 and 2004 was approximately $43,657 and $39,800, respectively.

Environmental Contingencies
---------------------------

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

Note 7 - Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

                                                2005              2004
                                          ----------------  ----------------

Book Loss                                   $    (107,085)    $           -
Federal income tax (provision)
  benefit at statutory rate                             -            82,000
Insurance reserve                                   5,420                 -
M&E                                                   422                 -
Stock for services                                 23,400                 -
Accrued expenses                                    5,850                 -
Change in valuation allowance                      71,993           (82,000)
                                          ----------------  ----------------
                                            $           -     $           -
                                          ================  ================

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

                                                 2005             2004
                                          ----------------  ----------------

Net operating loss                          $     206,000     $     129,000
Insurance claim reserve                            10,920             5,000
Other                                               9,904            12,000
Valuation allowance                              (226,824)         (146,000)
                                          ----------------  ----------------
                                            $                 $           -
                                          ================  ================

At December 31, 2005, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $778,000, which will begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

A valuation allowance has been recorded to offset the net deferred tax asset because management has determined that it is unlikely that they will be realized.

Note 8 - Stock-Based Compensation

As of December 31, 2005, the Company had 264,000 common stock options outstanding. The options were exercisable at 2.50 per share and are all fully vested. There were no changes in stock options outstanding in 2005 or 2004.

The following summarizes information about stock options outstanding at December 31 2005:

                             Weighted
Range of                     Average
Exercise        Number       Remaining      Weighted                  Weighted
Prices          Of Options   Contractual    Average     Number        Average
                out-standing Life           Exercise    of Options    Exercise
                             (Years)        Price       Exercisable   Price
--------------------------------------------------------------------------------
$     2.50      264,000      3.50           $   2.50    264,000       $  2.50

Note 9 - Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2005 and 2004 the Company paid the following amounts for interest and income taxes:

                                               2005                2004
                                          ---------------   ------------------
Cash paid for:
         Interest                         $        38,760   $          23,512
         Income taxes                     $             -   $               -

Note 10 - Option Agreement with Evolution Services, Inc.

The Company has entered into a control group relationship with a third party, Evolution Services, Inc. (Evolution) whereby Evolution was provided with an option to acquire 80% of the outstanding stock of Dental Cooperative, Inc. Through this option, Dental Cooperative can thereby participate in employee benefit and other services from Evolution. The terms of the option allow Evolution to acquire 80% of the outstanding shares for the current fair value of the Company as long as the agreement is in force. Since the option price is always equal to the fair value of the Company, the option has no fair market value. Consequently these amounts have not been included in stock compensation disclosures. Dental Cooperative, Inc. holds all the employment agreements with the Company's managers and provides benefits such as health insurance to managers and employees.

Note 11 - Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet evaluated the impact of adoption of this pronouncement.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

Note 12 - Subsequent Event

During January 2006, the Company amended the private placement offering of October 2005 to allow the Company to sell common stock to accredited investors at a price of $0.20 per share. Through January 31, 2006, the Company has sold 800,000 such shares for an aggregate of $160,000.