Form 10QSB
period 2006-03-31
DENTAL PATIENT CARE AMERICA INC
filed 2006-05-15
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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

                                 (801) 990-3311
                         ------------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                          Outstanding as of May 4, 2006
         ------------                       -----------------------------
         Common Stock                             22,969,762 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2006                          3

         Consolidated Statements of Operations                                4
           Three months ended March 31, 2006 and 2005

         Consolidated Statements of Cash Flows                                5
           Three months ended March 31, 2006 and 2005

         Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis or Plan of Operation            8

Item 3:  Controls and Procedures                                             13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3:  Defaults upon Senior Securities                                     14

Item 4:  Submission of Matters to a Vote of Security Holders                 14

Item 5:  Other Information                                                   14

Item 6:  Exhibits                                                            15

Signatures                                                                   16


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                DENTAL PATIENT CARE AMERICA, INC.
                                   CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------

                                                                                            March 31, 2006
Assets                                                                                        (Unaudited)
                                                                                          -----------------
Current assets:
  Cash                                                                                    $         104,537
  Accounts receivable                                                                                57,887
  Advances                                                                                            3,000
                                                                                          -----------------

      Total current assets                                                                          165,424

Property and equipment, net                                                                           2,540
Other assets                                                                                            750
                                                                                          -----------------

Total Assets                                                                              $         168,714
                                                                                          =================

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                        $          93,836
  Accrued expenses                                                                                   20,630
  Related-party accrued interest                                                                     25,395
  Related-party notes payable                                                                       132,000
  Member deposit payable                                                                            115,770
                                                                                          -----------------

      Total current liabilities                                                                     387,631
                                                                                          -----------------

Total Liabilities                                                                                   387,631
                                                                                          -----------------


Stockholders' deficit:
  Preferred stock, no par value, audthorized 10,000,000
    shares;  no shares issued or outstanding                                                              -
  Common stock, no par value, 50,000,000 shares
    authorized; 22,969,762 shares issued and outstanding                                            828,517
  Accumulated deficit                                                                            (1,047,434)
                                                                                          -----------------

Total stockholders' deficit                                                                        (218,917)
                                                                                          -----------------

Total Liabilities and stockholders deficit                                                $         168,714
                                                                                          =================



------------------------------------------------------------------------------------------------------------
                      See accompanying notes to consolidated financial statements.

                                                       3

                        DENTAL PATIENT CARE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


---------------------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                        March 31
                                                           --------------------------------
                                                                 2006             2005
                                                             (Unaudited)      (Unaudited)
                                                           --------------------------------
Cooperative revenues (net of member incentives of
  $34,039 and $34,141, respectively)                        $      87,795    $     101,406
Insurance revenues                                                      -            8,211
                                                           --------------------------------
       Total revenues                                              87,795          109,617
                                                           --------------------------------

Costs and Expenses:
  Insurance claims and direct costs                                     -            8,211
  General and administrative expense                              164,471          123,280
                                                           --------------------------------
       Total costs and expenses                                   164,471          131,491
                                                           --------------------------------
       Loss from operations                                       (76,676)         (21,874)
                                                           --------------------------------

Other income (expense):
  Other income                                                      4,874                -
  Interest income/(expense), net                                   (1,611)           1,771
  Related party interest expense                                   (5,940)          (5,940)
                                                           --------------------------------

      Net other expense                                            (2,677)          (4,169)
                                                           --------------------------------

      Loss before benefit for income taxes                        (79,353)         (26,043)

Income tax benefit (provisions)                                         -                -
                                                           --------------------------------

Net Loss                                                    $     (79,353)   $     (26,043)
                                                           ================================

Net income (loss) per common share
  - basic and diluted                                       $       (0.00)   $       (0.00)
                                                           ================================

Weighted average shares outstanding
  - basic and diluted                                          22,065,539       21,149,762
                                                           ================================



---------------------------------------------------------------------------------------------
                  See accompanying notes to consolidated financial statements.

                                               4

                       DENTAL PATIENT CARE AMERICAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three Months Ended March 31,
                                                     -------------------------------
                                                          2006              2005
                                                       (Unaudited)       (Unaudited)
                                                     -------------------------------
Cash flows from operating activities:
  Net loss                                             $    (79,353)      $ (26,043)
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation                                              304             150
      Decrease (increase) in:
        Accounts receivable                                   1,025          11,858
      Increase (decrease) in:
        Accounts payable                                    (28,621)          6,206
        Accrued liabilities                                   5,981          (2,859)
        Insurance Claim reserves                                  -          (8,375)
                                                     -------------------------------

            Net cash used in operating activities          (100,664)        (19,063)
                                                     -------------------------------

Cash flows used in investing activities:
  Purchase of property and equipment                              -          (1,376)
                                                     -------------------------------

            Net cash used in investing activities                 -          (1,376)
                                                     -------------------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                           160,000               -
  Proceeds from related party notes and advances                  -          32,005
  Cash overdraft                                                  -          (7,803)
                                                     -------------------------------

            Net cash provided by (used in)
              financing activities                          160,000          24,202
                                                     -------------------------------

Net increase (decrease) in cash and
  cash equivalents                                           59,336           3,763

Cash and cash equivalents at beginning of period             45,201               -
                                                     -------------------------------

Cash and cash equivalents at end of period             $    104,537    $      3,763
                                                     ===============================


---------------------------------------------------------------------------------------
              See accompanying notes to consolidated financial statements.

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

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2006.

3. Loss Per Share

         The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 264,000 shares as of March 31, 2006 and 2005 which were not included because they were antidilutive.

4. Stock Based Compensation

         On January 1, 2006, we adopted the provisions of Statement 123 (revised
2004) (Statement 123 (R), "Share-Based Payment," which revises Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

         Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would not have been materially different since no new options were issued during the periods presented.

         We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of Statement 123(R) to new awards modified, repurchased, or cancelled after January 1, 2006. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

5. Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended March 31, 2006 and 2005, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Management's plans regarding its working capital deficit, cash flows form operations and profitability include continued changes and improvements to our products and services and expansion of our member population to attain profitable operations.

         Management is actively exploring both equity and debt financing opportunities which would allow the Company to implement membership models management believes could increase membership significantly.

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the three months ended March 31, 2006 and 2005 the Company incurred the following amounts for interest and income taxes:

                                             2006            2005
                                         --------------------------

                     Interest              $ 5,940         $ 5,940
                                         ==========================

                     Income taxes          $     -         $     -
                                         ==========================

7. Stock Options

         In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Because the Company had only 264,000 options outstanding as of March 31, 2006, all of which were fully vested prior to January 1, 2006, there is no charge attributable to the period ended March 31, 2006.

         As of March 31, 2006, the Company had 264,000 common stock options outstanding. The options were exercisable at 2.50 per share and are all fully vested.

         Changes in stock options were as follows:

                                                   Shares Under Option            Exercise Price
                                                -------------------------- ----------------------------
Outstanding option at December 31, 2005                   264,000                $      2.50
Expired, canceled or exercised                                  -                          -
                                                -------------------------- ----------------------------
Outstanding at March 31, 2006                             264,000                $      2.50
                                                ========================== ============================

         The following summarizes information about stock options outstanding at
March 31, 2006:
                                         Weighted Average
                                             Remaining
                          Number of      Contractual Life    Weighted Average       Number of       Weighted Average
 Range of Exercise         Options            (Years)         Exercise Price         Options         Exercise Price
       Prices            Outstanding                                               Exercisable
--------------------- ------------------ ------------------ ------------------- ------------------ -------------------
      $    2.50            264,000             3.25             $    2.50            264,000            $   2.50

8. Private Offering

         In October 2005, we commenced a private placement of up to 2,000,000 shares of restricted common stock at a purchase price of $.25 per share to accredited and sophisticated investors. Through January 31, 2006, the date the offering was terminated, we received proceeds of $160,000 representing 800,000 shares. The Company did not use an underwriter in connection with this offering.



                  [Remainder of Page Intentionally Left Blank]

       Item 2. Management's Discussion and Analysis and Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2005, and notes thereto.

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

         Under the current agreements, U.S. DentistDirect, Inc. assumes no underwriting liability and receives no revenue. Our income or gross margin from U.S. DentistDirect, Inc. markedly declined during 2004 and was eliminated during 2005 as our insurance customers moved to our new subcontracted vendors. In August 2005, U.S. DentistDirect, Inc., through its subcontractor (Qualified Benefit Services, LLC), established a preliminary arrangement whereby dental insurance could be offered under the DentistDirect name in select markets. American National Insurance, one of the nation's largest insurance carriers, was contracted to underwrite the risks associated with claims exceeding the premiums and the insurance product(s) would be administered by Qualified Benefit Services, LLC. U.S. DentistDirect, Inc. has no obligation in the event that claims exceed premiums. The first insurance claim under these preliminary arrangements was processed on August 18, 2005. U.S. DentistDirect, Inc. is still in the process of designing the DentistDirect insurance products to be offered and how the DentistDirect insurance products will operate. Mr. Pete Peterson, a director of the Company, is affiliated with Qualified Benefit Services, LLC. Negotiations are now under way where in U.S. DentistDirect, Inc. may receive up to 50% of net profits from prospective subcontractors or joint ventures that carry the DentistDirect dental plan products.

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

Financial Position

     We had $104,537 in cash as of March 31, 2006. Our working capital deficit as of March 31, 2006 was $222,207, compared to $303,158 at December 31, 2005. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Critical Accounting Policies

         The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

         o Revenue recognition
         o Estimation of insurance claim reserves
         o Stock based compensation

         Revenue Recognition

         We charge our member dentists membership fees, marketing fees for referrals provided by us, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when services have been provided, these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

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

Three Months Ended March 31, 2006 and 2005

         Our dental practice management revenues (net of member incentives), referred to as "cooperative revenues" were $87,795 for the three months ended March 31, 2006 as compared to $101,406 for the three months ended March 31, 2005. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This decrease between the 2006 and 2005 period was primarily due to delays in the receipt of group purchasing rebates from suppliers that are expected to be received in subsequent quarters.

         Member incentives were $34,039 for the three months ended March 31, 2006 as compared to $34,141 for the three months ended March 31, 2005. These amounts are accounted for as reductions of cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $0 for the three months ended March 31, 2006 as compared to $8,211 for the three months ended March 31, 2005. Insurance claims and direct costs were $0 for the three months ended March 31, 2006 as compared to $8,211 for the three months ended March 31, 2005. The Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs have been eliminated from this source.

         General and administrative ("G&A") expenses were $164,471 for the three months ended March 31, 2006 as compared to $123,280 for the three months ended March 31, 2005. The increase in G&A expenses is primarily due to increased personnel and benefit costs and expenses associated with those providing professional services to the Company.

         Net other expense was $2,677 for the three months ended March 31, 2006 as compared to $4,169 for the three March 31, 2005. This decrease was primarily due to the recognition of certain other extraordinary income items during the first quarter of 2006.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $100,664 during the three months ended March 31, 2006 as compared to $19,063 during the three months ended March 31, 2005. This increase in net cash used in operating activities is primarily attributable to increased personnel and benefit costs and expenses associated with those providing professional services to the Company. We do not expect that our professional service fees will continue to increase at levels experienced in 2005. We also received $160,000 in cash from financing activities during the three months ended March 31, 2006. As of March 31, 2006, our working capital deficit was $222,207 and we had $104,537 of cash on hand.

         As of March 31, 2006, we had current assets of $165,424 as compared to $107,113 as of December 31, 2005. Our current assets increased as a result of funds received through financing activities. Our current liabilities of $387,631 are lower than the balance of $410,271 at December 31, 2005. The reduction in current liabilities is primarily the result of elimination of insurance reserves and reductions in related party indebtedness and accrued interest thereon, and payments to our professional service providers. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         We may choose to continue to distribute Dental Cooperative member incentives in 2006. We have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective.

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

Item 3. Defaults Upon Senior Securities.

         Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of March 31, 2006 the principal amount owed to Mr. Silva was $16,500 (in the form of a note payable), the principal amount of $44,000 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $25,395 in accrued interest was owing on the notes payable as of March 31, 2006.

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

    3(i).1        Articles of Incorporation of Dental Patient Care America, Inc.
                  (Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

    3(i).2 Amendment to the Articles of Incorporation of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

    3(i).3 Articles of Amendment to the Articles of Incorporation of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-QSB, dated September 30, 2005).

    3(ii).1 Bylaws of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3 of the Company's Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

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

    10.4 Indemnity Agreement between Oakridge Resources, Inc. and the Company, dated June, 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB/A, dated December 31, 2004).

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

                                               DENTAL PATIENT CARE AMERICA, INC.




Date: May 12, 2006                             By  /s/ Michael Silva
                                               ---------------------------------
                                               Michael Silva
                                               Chief Executive Officer, Director




Date: May 12, 2006                             By  /s/ Brad Berrett
                                               ---------------------------------
                                               Brad Berrett
                                               Chief Financial Officer