Form 10QSB
period 2006-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2006-08-14
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006

                        Commission File Number 333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
             ------------------------------------------------------
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

                                 (801) 990-3311
                          -----------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Outstanding as of August 8, 2006
            -----                      --------------------------------
        Common Stock                           23,289,762 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 2006                         3

         Consolidated Statements of Operations                              4
           Three and Six months ended June 30, 2006 and 2005

         Consolidated Statements of Cash Flows                              5
           Six months ended June 30, 2006 and 2005

         Notes to Consolidated Financial Statements                         6

Item 2:  Management's Discussion and Analysis or Plan of Operation          8

Item 3:  Controls and Procedures                                           13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3:  Defaults upon Senior Securities                                   14

Item 4:  Submission of Matters to a Vote of Security Holders               14

Item 5:  Other Information                                                 14

Item 6:  Exhibits                                                          15

Signatures                                                                 16

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        DENTAL PATIENT CARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

----------------------------------------------------------------------------------------

                                                                       June 30, 2006
Assets                                                                  (Unaudited)
                                                                    ------------------
Current assets:
  Cash                                                              $           59,306
  Accounts receivable                                                           41,005
  Advances                                                                       3,000
                                                                    ------------------

      Total current assets                                                     103,311

Property and equipment, net                                                      2,307
Other assets                                                                       750
                                                                    ------------------

Total Assets                                                        $          106,368
                                                                    ==================

----------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                  $           44,807
  Accrued expenses                                                              20,509
  Related-party accrued interest                                                25,395
  Related-party notes payable                                                  132,000
  Member deposit payable                                                       115,770
                                                                    ------------------

      Total current liabilities                                                338,481
                                                                    ------------------

      Total liabilities                                                        338,481
                                                                    ------------------

Committments and contingencies

Stockholders' deficit:
  Preferred stock, no par value, audthorized 10,000,000
    shares; no shares issued or outstanding                                          -
  Common stock, no par value, 50,000,000 shares
    authorized; 23,289,762 shares issued and outstanding                     1,012,495
  Accumulated deficit                                                       (1,244,608)
                                                                    ------------------

      Total stockholders' deficit                                             (232,113)
                                                                    ------------------

      Total Liabilities and stockholders' deficit                   $          106,368
                                                                    ==================

----------------------------------------------------------------------------------------
             See accompanying notes to consolidated financial statements.

                                           3

                                        DENTAL PATIENT CARE AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended                   Six Months Ended
                                                          June 30                             June 30
                                             ----------------------------------------------------------------------
                                                   2006            2005                2006             2005
                                               (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                             ---------------------------------   ----------------------------------
Cooperative revenues (net of member
  incentives of $32,781, $30,758, and
  $66,820, $64,901 respectively)                $    85,705     $    92,826         $   173,500      $   194,232
Insurance revenues                                        -             893                   -            9,104
                                             ---------------------------------   ----------------------------------
      Total revenues                                 85,705          93,719             173,500          203,336
                                             ---------------------------------   ----------------------------------
Costs and Expenses:
  Insurance claims and direct costs                       -           3,922                   -           12,133
  General and administrative expense                293,325         189,759             457,796          313,039
                                             ---------------------------------   ----------------------------------
      Total costs and expenses                      293,325         193,681             457,796          325,172
                                             ---------------------------------   ----------------------------------
      Loss from operations                         (207,620)        (99,962)           (284,296)        (121,836)
                                             ---------------------------------   ----------------------------------

Other income (expense):
  Other income                                       17,281               -              22,155                -
  Interest income/(expense), net                       (895)           (487)             (2,506)           1,284
  Related party interest expense                     (5,940)         (5,940)            (11,880)         (11,880)
                                             ---------------------------------   ----------------------------------

      Net other expense                              10,446          (6,427)              7,769          (10,596)
                                             ---------------------------------   ----------------------------------
      Loss before benefit
      for income taxes                             (197,174)       (106,389)           (276,527)        (132,432)

Income tax benefit (provisions)                           -               -                   -                -
                                             ---------------------------------   ----------------------------------

Net Loss                                        $  (197,174)    $  (106,389)        $  (276,527)     $  (132,432)
                                             =================================   ==================================

Net income (loss) per common share
  - basic and diluted                           $     (0.01)    $     (0.00)        $     (0.01)     $     (0.01)
                                             =================================   ==================================

Weighted average shares outstanding
  - basic and diluted                            22,372,651      21,481,984          22,223,539       21,315,873
                                             =================================   ==================================


-----------------------------------------------------------------------------------------------------------------------
                             See accompanying notes to consolidated financial statements.

                                                          4

                       DENTAL PATIENT CARE AMERICAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Six Months Ended June 30,
                                                          ------------------------------
                                                               2006            2005
                                                            (Unaudited)     (Unaudited)
                                                          ------------------------------
Cash flows from operating activities:
  Net loss                                                  $ (276,527)     $ (132,432)
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation                                                 537             300
      Stock options issued for services                        103,978               -
      Decrease (increase) in:
        Accounts receivable                                     17,907          33,061
        Prepaid and other assets                                     -          (5,000)
      Increase (decrease) in:
        Accounts payable                                       (77,650)         (9,890)
        Accrued liabilities                                      5,860          (2,413)
        Insurance Claim reserves                                     -         (13,896)
                                                          ------------------------------

            Net cash used in operating activities             (225,895)       (130,270)
                                                          ------------------------------

Cash flows used in investing activities:
  Purchase of property and equipment                                 -          (1,376)
                                                          ------------------------------

            Net cash used in investing activities                    -          (1,376)
                                                          ------------------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                              240,000         260,000
  Proceeds from related party notes and advances                     -          32,005
  Payments of related party notes and advances                       -         (65,520)
  Cash overdraft                                                     -          (7,803)
                                                          ------------------------------

            Net cash provided by financing activities          240,000         218,682
                                                          ------------------------------

Net increase in cash                                            14,105          87,036

Cash at beginning of period                                     45,201               -
                                                          ------------------------------

Cash at end of period                                       $   59,306      $   87,036
                                                          ==============================


-------------------------------------------------------------------------------------------
             See accompanying notes to consolidated financial statements.

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

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2006.

3. Loss Per Share

         The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 663,914 shares as of June 30, 2006 which were not included because they were antidilutive.

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

         We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company's stock-based awards issued and outstanding as of June 30, 2006 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

5. Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended June 30, 2006 and 2005, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Management's plans regarding its working capital deficit, cash flows form operations and profitability include continued changes and improvements to our products and services and expansion of our member population to attain profitable operations.

         Management is actively exploring both equity and debt financing opportunities which would allow the Company to implement membership models management believes will increase membership significantly.

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the three and six months ended June 30, 2006 and 2005 the Company incurred the following amounts for interest and income taxes:


                                                   2006           2005
                                               ---------------------------

                     Interest                    $ 5,940         $ 5,940
                                               ---------------------------

                     Income taxes                $     -         $     -
                                               ===========================

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

         As of June 30, 2006, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended June 30, 2006.

         During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company's stock for the preceding 20 days prior to the date of exercise. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. As of June 30, 2006 all of these options are fully vested and can be exercised at any time, therefore 100% of the option value was recognized as of June 30, 2006. Net income for the three and six months ended June 30, 2006 includes $103,978 of non-cash stock-based compensation expense.

         We have used the Black-Scholes valuation model to estimate the fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for the options granted during June of 2006:

            Risk-free interest rate                     4.89%

            Expected life in years                      5.0

            Dividend yield                              0

            Expected volatility                         474.20%


A summary of the status of the Company's stock option plans as of June 30, 2006 and changes during the year is presented below:

                                                                                                Weighted Average
                                                                        Options                 Exercise Price
                                                                   -----------------          ------------------
Outstanding option at December 31, 2005                                 264,000                 $        2.50

     Granted                                                            399,914                          0.37
     Cancelled / Expired                                                      -                             -
     Exercised                                                                -                             -
                                                                   -----------------          ------------------
Outstanding, June 30, 2006                                              663,914                 $        1.22
                                                                   =================          ==================

Exercisable, June 30, 2006                                              663,914                 $        1.22
                                                                   =================          ==================

                                Outstanding                                                  Exercisable
------------------------------------------------------------------------------- --------------------------------------
                                             Weighted            Weighted
                           Number            Remaining            Average         Number of           Weighted
                         Outstanding        Contractual          Exercise          Options             Average
       Prices            at 6/30/06       Life (in years)          Price          Exercisable       Exercise Price
--------------------- ------------------ ------------------ ------------------- ------------------ -------------------
     $     2.50            264,000             3.00             $    2.50            264,000           $    2.50
           0.37            399,314             5.00                  0.37            399,914                0.37
--------------------- ------------------ ------------------ ------------------- ------------------ -------------------
     $ 2.50 - 0.37         663,914             4.20             $    1.22            663,914           $    1.22
===================== ================== ================== =================== ================== ===================

8. Private Offering

         In June 2006, we commenced a private placement of up to 800,000 shares of restricted common stock at a purchase price of $0.25 per share to accredited and sophisticated investors. Through June 30, 2006, we received proceeds of $80,000 representing 320,000 shares of common stock. The Company did not use an underwriter in connection with this offering.




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

Financial Position

         We had $59,306 in cash as of June 30, 2006. Our working capital deficit as of June 30, 2006 was $235,170, compared to $303,158 at December 31, 2005. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three and Six Months Ended June 30, 2006 and 2005

         Our dental practice management revenues (net of member incentives), referred to as "cooperative revenues" were $85,705 and $173,500 for the three and six months ended June 30, 2006 as compared to $92,826 and $194,232 for the comparable periods from the prior year. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This decrease between the 2006 and 2005 period was primarily due to a decline of member fees received from one of our member practices.

         Member incentives were $32,781 and $66,820 for the three and six months ended June 30, 2006 as compared to $30,758 and $64,901 for the comparable periods from the prior year. These amounts are accounted for as reductions of cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $0 for the three and six months ended June 30, 2006 as compared to $893 and $9,104 for comparable periods from the prior year. Insurance claims and direct costs were $0 for the three and six months ended June 30, 2006 as compared to $3,922 and $12,133 for the three and six months ended June 30, 2006. The Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs have been eliminated from this source.

         General and administrative ("G&A") expenses were $293,325 and $457,796 for the three and six months ended June 30, 2006 as compared to $189,759 and $313,039 for the three and six months ended June 30, 2005. The increase in G&A expenses is primarily due to the recognition of non-cash expenses associated with the issuance of stock options to our member dentists during the second quarter of 2006, and increased personnel and benefit costs. Under the provisions of Statement 123 (R), the Company was required to record an amount of $103,978 as a part of its general and administrative expenses during the quarter ended June 30, 2006 relating to options issued to its member dentists to purchase common stock in the Company. The implementation of this pronouncement further requires the Company to periodically calculate adjustments to its earnings based upon options which have already been issued, and options which the Company may elect to issue in the future. The Company considers it likely that the ongoing effect of the provisions of this pronouncement may negatively impact future earnings.

         Net other expense was $10,446 and $7,769 for the three and six months ended June 30, 2006 as compared to $(6,427) and $(10,596) for the comparable periods from the prior year. The change between the 2006 and 2005 periods is primarily due to the gain realized from the extinguishment of an obligation owed to a professional advisor.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $225,895 during the six months ended June 30, 2006 as compared to $130,270 during the six months ended June 30, 2005. This increase in net cash used in operating activities is primarily attributable to increased personnel and benefit costs and expenses associated with those providing professional services to the Company. We do not expect that our professional service fees will continue to increase at levels experienced in 2005. We also received $240,000 in cash from financing activities during the six months ended June 30, 2006 as compared to $260,000 for the comparable period from the prior year. As of June 30, 2006, our working capital deficit was $235,170 and we had $59,306 of cash on hand.

         As of June 30, 2006, we had current assets of $103,311 as compared to $107,113 as of December 31, 2005. Our current assets have decreased because our operating expenses have exceeded our revenues and funds received through financing activities. Our current liabilities of $338,481 are lower than the balance of $410,271 at December 31, 2005. As of June 30, 2006, $157,395, or
approximately forty-seven percent (47%), of our currently liabilities represent loans and accrued interest due to related parties that are currently in default. The reduction in current liabilities is primarily the result of elimination of insurance reserves and reductions in related party indebtedness and accrued interest thereon, and payments to and elimination of amounts owed to our professional service providers. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         Although we are not profitable, we have chosen to continue to distribute Dental Cooperative member incentives in 2006. During the three and six month ended June 30, 2006 we distributed $32,781 and $66,820, respectively. We have not yet generated positive cash flows from operating activities and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

         In November 2005, we executed a non-binding terms sheet (the "Terms Sheet") with Stillwater National Bank & Trust Company ("SNB"). The Terms Sheet provides for a revolving line of credit in an amount of up to $30,000,000 to finance loans to dentists and provide working capital. The line of credit would be available for a five year period, guaranteed by the Company and secured by a first lien and assignment of all loans made by Dental Practice Transition. All loans by Dental Practice Transition would be subject to the approval of SNB, and we would be subject to various financial covenants. Having come to general agreement with Stillwater National Bank and Trust Company (SNB), on a "Proposed Terms of Credit and Collection Arrangement", we have signed an acceptance of costs and advanced funds to SNB to pay the costs of proceeding to closing the proposed credit and collection arrangement. Our arrangements with Stillwater are non-binding, subject to completion of due diligence, definitive documentation and other contingencies. We are in the process of trying to finalize these arrangements. However, until definitive loan documentation is signed, there can be no assurance that SNB will provide a line of credit on the terms described in the Terms Sheet or on any other terms.

         As of June 30, 2006, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share and options which have been issued to our member dentists exercisable for 399,914 shares of common stock at a price equal to eighty percent (80%) of the closing price of the common for the 20 consecutive trading days prior to the exercise. There can be no assurance that any of the stock options will be exercised.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

         We have not adopted any new accounting policies that would have a material impact on our financial condition, changes in financial conditions or results of operations.

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

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         In June 2006, we commenced a private placement of up to 8,000,000 shares of restricted common stock at a purchase price of $.25 per share to accredited and sophisticated investors. In June 2006, the Company received proceeds of $80,000 in consideration for the issuance of 320,000 shares of restricted common stock. The Company did not use an underwriter in connection with this offering. The issuance of the common stock in the private offering was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

         In June, 2006, the Company also issued stock options exercisable for 399,914 shares of common stock at a purchase price of eighty percent (80%) of the closing price of the common for the 20 consecutive trading day prior to the exercise. These options were issued to sixty-six members of the cooperative whom we determined are accredited and sophisticated investors. These options were granted in consideration for and as part of the recipients participation as association members of the cooperative. The Company did not use an underwriter in connection with this offering. The issuance of the stock options and underlying common stock should the options be exercised was and is exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities.

         Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of June 30, 2006 the principal amount owed to Mr. Silva was $16,500 (in the form of a note payable), the principal amount of $44,000 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $25,395 in accrued interest was owing on the notes payable as of June 30, 2006.


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

                                            DENTAL PATIENT CARE AMERICA, INC.




Date: August 14, 2006                       By /s/ Michael Silva
                                              ----------------------------------
                                              Michael Silva
                                              Chief Executive Officer, Director




Date: August 14, 2006                       By /s/ Brad Berrett
                                              ----------------------------------
                                              Brad Berrett
                                              Chief Financial Officer