Form 10QSB
period 2006-09-30
DENTAL PATIENT CARE AMERICA INC
filed 2006-11-14
CIK 1103017

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

                        Commission File Number 333-37842

                        DENTAL PATIENT CARE AMERICA, INC.
             (Exact name of registrant as specified in its charter)


             Utah                                          87-0373840
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


           2150 South 1300 East, Suite 500, Salt Lake City, Utah 84106
                    (Address of principal executive offices)

                                 (801) 990-3311
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                     Outstanding as of November 8, 2006
          Common Stock                            23,312,697 shares

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 2006                      3

         Consolidated Statements of Operations                                4
              Three and Nine months ended September 30, 2006 and 2005

         Consolidated Statements of Cash Flows                                5
              Nine months ended September 30, 2006 and 2005

         Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis or Plan of Operation            8

Item 3:  Controls and Procedures                                             13



                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3:  Defaults upon Senior Securities                                     14

Item 4:  Submission of Matters to a Vote of Security Holders                 14

Item 5:  Other Information                                                   14

Item 6:  Exhibits                                                            15

Signatures                                                                   16

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                Dental Patient Care America, Inc.
                                   Consolidated Balance Sheet


------------------------------------------------------------------------------------------------------------

                                                                                          September 30, 2006
Assets                                                                                       (Unaudited)
                                                                                          ------------------

Current assets:
  Cash                                                                                      $        23,796
  Accounts receivable                                                                                41,911
  Advances                                                                                            3,295
  Prepaids and other assets                                                                             438
                                                                                          ------------------
        Total current assets                                                                         69,440

Property and equipment, net                                                                           2,109
Other assets                                                                                            750
                                                                                          ------------------

        Total Assets                                                                        $        72,299
                                                                                          ==================

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                          $        49,519
  Accrued expenses                                                                                   21,342
  Related-party accrued interest                                                                     25,395
  Related-party notes payable                                                                       132,000
  Other notes payable                                                                                50,000
  Member deposit payable                                                                            115,770
                                                                                          ------------------
        Total current liabilities                                                                   394,026
                                                                                          ------------------
        Total liabilities                                                                           394,026
                                                                                          ------------------

Commitment and Contingencies

Stockholders' deficit:
Preferred stock, no par value, audthorized 10,000,000
  shares; no shares issued or outstanding                                                                 -
Common stock, no par value, 50,000,000 shares
  authorized; 23,312,697 shares issued and outstanding                                            1,036,041
Accumulated deficit                                                                              (1,357,768)
                                                                                          ------------------
        Total stockholders' deficit                                                                (321,727)
                                                                                          ------------------

        Total Liabilities and stockholders deficit                                          $        72,299
                                                                                          ==================


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

                                                      3

                                                Dental Patient Care America, Inc.
                                              Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30                      September 30
                                                        -------------------------------   -------------------------------
                                                             2006            2005              2006           2005
                                                          (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                        -------------------------------   -------------------------------
Cooperative revenues (net of member incentives of
$29,923, $35,538, and $96,743 $100,438 respectively)        $    65,320    $   131,538       $   238,820     $   325,770
Insurance revenues                                                    -          1,922                 -          11,026
                                                        -------------------------------   -------------------------------
        Total revenues                                           65,320        133,460           238,820         336,796
                                                        -------------------------------   -------------------------------

Costs and Expenses:
Insurance claims and direct costs                                     -            712                 -          12,845
General and administrative expense                              168,041        147,612           625,836         460,651
                                                        -------------------------------   -------------------------------
        Total costs and expenses                                168,041        148,324           625,836         473,496
                                                        -------------------------------   -------------------------------
        Loss from operations                                   (102,721)       (14,864)         (387,016)       (136,700)
                                                        -------------------------------   -------------------------------

Other income (expense):
  Other income                                                        -              -            22,155               -
  Interest income (expense), net                                 (4,499)        (2,708)           (7,006)         (1,424)
  Related party interest expense                                 (5,940)        (5,940)          (17,820)        (17,820)
                                                        -------------------------------   -------------------------------

        Net other expense                                       (10,439)        (8,648)           (2,671)        (19,244)
                                                        -------------------------------   -------------------------------

        Loss before benefit for income taxes                   (113,160)       (23,512)         (389,687)       (155,944)

Income tax benefit (provisions)                                       -              -                 -               -
                                                        -------------------------------   -------------------------------

Net Loss                                                    $  (113,160)   $   (23,512)      $  (389,687)    $  (155,944)
                                                        ===============================   ===============================

Net income (loss) per common share
  - basic and diluted                                       $     (0.00)   $     (0.00)      $     (0.02)    $   $ (0.01)
                                                        ===============================   ===============================

Weighted average shares outstanding
  - basic and diluted                                        22,673,568     21,669,762        22,381,845      21,437,688
                                                        ===============================   ===============================



-------------------------------------------------------------------------------------------------------------------------
                                 See accompanying notes to consolidated financial statements.

                                                            4

                                        Dental Patient Care America, Inc.
                                      Consolidated Statement of Cash Flows

                                                                   Nine Months Ended September 30,
                                                              -------------------------------------
                                                                     2006              2005
                                                                  Unaudited          Unaudited
                                                              -------------------------------------
Cash flows from operating activities:
  Net loss                                                            $ (389,687)       $ (155,944)
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation                                                           735             1,345
      Stock options issued for services                                  119,056                 -
      Stock warrants issued for debt financing                             3,149                 -
      Decrease (increase) in:
        Accounts receivable                                               16,706            14,994
        Prepaid and other assets                                            (438)                -
      Increase (decrease) in:
        Accounts payable                                                 (72,938)          (30,919)
        Accrued liabilities                                                6,693             1,224
        Insurance Claim reserves                                               -           (13,896)
                                                              -------------------------------------

        Net cash (used in) provided by operating activities             (316,724)         (183,196)
                                                              -------------------------------------

Cash flows used in investing activities:
  Purchase of property and equipment                                           -            (1,376)
                                                              -------------------------------------


        Net cash used in investing activities                                  -            (1,376)
                                                              -------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                        245,319           260,000
  Proceeds from related party notes and advances                               -            32,005
  Proceeds from other notes and advances                                  50,000                 -
  Payments of related party notes and advances                                 -           (65,520)
  Cash overdraft                                                               -            (7,803)
                                                              -------------------------------------

        Net cash provided by (used in) financing activities              295,319           218,682
                                                              -------------------------------------

Net increase (decrease) in cash and cash equivalents                     (21,405)           34,110

Cash and cash equivalents at beginning of period                          45,201                 -
                                                              -------------------------------------

Cash and cash equivalents at end of period                            $   23,796        $   34,110
                                                              =====================================



---------------------------------------------------------------------------------------------------
                   See accompanying notes to consolidated financial statements.

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

         Dental Cooperative, Inc., our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentist into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through the cooperative model. Various dental patient marketing programs are also provided, such as the organization of its member dentist into a network, which offers dental programs to employers and other groups.

         U.S. DentistDirect, Inc. our other operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating a second revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate in the provider panel for the U.S. DentistDirect offerings.

2. Interim Financial Statements

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2006.

3. Loss Per Share

         The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 640,979 shares as of September 30, 2006 which were not included because they were antidilutive.

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

         We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company's stock-based awards issued and outstanding as of September 30, 2006 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

5. Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended September 30, 2006 and 2005, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6. Supplemental Disclosure of Cash Flow Information

         During the nine months ended September 30, 2006 and 2005 the Company incurred the following amounts for interest and income taxes:


                                               2006           2005
                                        ------------------------------

                     Interest                 $ 7,006         $ 1,424
                                        ==============================

                     Income taxes             $     -         $     -
                                        ==============================

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

         As of September 30, 2006, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended September 30, 2006.

         During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company's stock for the preceding 20 days prior to the date of exercise. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. As of September 30, 2006 all of these options are fully vested and can be exercised at any time, therefore 100% of the option value was recognized as of September 30, 2006. Net income for the three and nine months ended September 30, 2006 includes $15,078 and $119,056, respectively, of non-cash stock-based compensation expense.

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

                Risk-free interest rate                     4.89%
                Expected life in years                      4.72
                Dividend yield                              0
                Expected volatility                         450.95%

A summary of the status of the Company's stock option plans as of September 30, 2006 and changes during the year is presented below:

                                                               Weighted Average
                                                Options         Exercise Price
                                            ---------------   ------------------

Outstanding options at December 31, 2005        264,000           $   2.50

     Granted                                    399,914               0.24
     Cancelled / Expired                              -                  -
     Exercised                                  (22,935)              0.23
                                            ---------------    -----------------
Outstanding, September 30, 2006                 640,979           $   1.17
                                            ===============    =================

Exercisable, September 30, 2006                 640,979           $   1.17
                                            ===============    =================

                                Outstanding                                         Exercisable
----------------------------------------------------------------------- --------------------------------------
                                       Weighted
                     Number             Average
                  Outstanding          Remaining                           Number of
   Exercise            at             Contractual     Weighted Average       Options       Weighted Average
    Prices           9/30/06         Life(in years)    Exercise Price      Exercisable      Exercise Price
--------------- ------------------ ------------------ ----------------- ------------------ -----------------
     2.50            264,000             2.75         $      2.50            264,000       $      2.50
     0.24            376,979             4.72                0.24            376,979               .24
--------------- ------------------ ------------------ ----------------- ------------------ -----------------
 2.50 - 0.24         640,979             4.20         $      1.22            640,979       $      1.17
=============== ================== ================== ================= ================== =================

8. Loan Funding for Practice Acquisitions

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

9. Subsequent Event

         On October 25, 2006, we entered into a letter of intent (the "LOI") with Heartland Dental Care, Inc. ("Heartland") under which Heartland is considering providing us with $1,250,000 in funding in the form of a secured loan (the "Loan"). It is anticipated that the Loan would mature on the five year six month anniversary of the closing date, bear interest at the rate of ten percent annum, and be secured by our assets. Our subsidiaries would be co-makers and guarantors of the Loan. As additional consideration for the Loan, Heartland would be entitled to warrants exercisable for ten percent of the total issued and outstanding capital stock of the Company on the date of exercise which warrants would be exercisable at $.25 per share beginning on the one year anniversary of the Closing date and expiring on the five year anniversary of the Closing date. We would also be required to register the resale of the shares of common stock issuable to Heartland. The LOI is subject to satisfactory completion of due diligence by the parties, negotiations of definitive agreements, and other conditions. The LOI will expire on November 15, 2006, but we are still working toward closing the transactions described in the LOI. However, there can be no assurance that the Loan will be funded.



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

         Under our Dental Practice Transition model, we anticipate earning revenue by retaining a percentage of the margin from dental practices that we finance. We have signed our first practice purchase agreement and related practice management agreement and expect that the acquisition will close in December 2006. We expect to enter into additional practice purchase and management agreements.

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

         The Company is actively exploring and negotiating subcontracts to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental program and dental panel. It is the intent of the Company to grow the name "DentistDirect" to a prominent recognizable identifier and trade name in the quality dental plan market. There can be no assurance, however, that we will enter into such non-insurance arrangements or that we will be successful in the development of our subcontracted products.

Financial Position

         We had $23,796 in cash as of September 30, 2006. Our working capital deficit as of September 30, 2006 was $324,586, compared to $303,158 at December 31, 2005. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three and Nine Months Ended September 30, 2006 and 2005

         Our dental practice management revenues (net of member incentives), referred to as "cooperative revenues" were $65,320 and $238,820 for the three and nine months ended September 30, 2006 as compared to $131,538 and $325,770 for the comparable periods from the prior year. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. This decrease between the 2006 and 2005 periods was primarily due to a decline of member fees.

         Member incentives were $29,923 and $96,743 for the three and nine months ended September 30, 2006 as compared to $35,538 and $100,438 for the comparable periods from the prior year. These amounts are accounted for as reductions of cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the revenues of the member practices and the resulting fees to Dental Cooperative. The decrease in member incentives between the 2006 and 2005 periods was primarily due to the decrease in revenues from member practices. Member incentives are expected to increase or decrease with the general growth or decline in the number of member dentists, the growth or decline in member revenues and the resulting growth or decline in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

         Our dental benefit plan revenues, referred to as "insurance revenues" in the financial statements, were $0 for the three and nine months ended September 30, 2006 as compared to $1,922 and $11,026 for comparable periods from the prior year. Insurance claims and direct costs were $0 for the three and nine months ended September 30, 2006 as compared to $712 and $12,845 for the three and nine months ended September 30, 2005. The Company ceased being able to offer income generating plans in the second quarter of 2004, with the practical effect of eliminating all of the revenue from the dental benefit plan business as annual contracts were rewritten with another risk retention agent and consequently, insurance revenues and costs have been eliminated from this source.

         General and administrative ("G&A") expenses were $168,041 and $625,836 for the three and nine months ended September 30, 2006 as compared to $147,612 and $460,651 for the three and nine months ended September 30, 2005. The increase in G&A expenses is primarily due to the recognition of non-cash expenses in the amount of $119,057 associated with the issuance of stock options to our member dentists during the second quarter of 2006, and increased personnel and benefit costs. Under the provisions of Statement 123 (R), the Company was required to record an amount of $15,079 as a part of its general and administrative expenses during the quarter ended September 30, 2006 relating to options issued to its member dentists to purchase common stock in the Company. The implementation of this pronouncement further requires the Company to periodically calculate adjustments to its earnings based upon options which have already been issued, and options which the Company may elect to issue in the future. The Company considers it likely that the ongoing effect of the provisions of this pronouncement may negatively impact future earnings.

         Net other expense was $10,439 and $2,671 for the three and nine months ended September 30, 2006 as compared to $8,648 and $19,244 for the comparable periods from the prior year. The change between the 2006 and 2005 periods is primarily due to the gain realized from the extinguishment of an obligation owed to a professional advisor.

Liquidity and Capital Resources

         To date, we have financed our operations principally through private placements of equity securities and revenues. We used net cash in operating activities of $316,724 during the nine months ended September 30, 2006 as compared to $183,196 during the nine months ended September 30, 2005. This increase in net cash used in operating activities is primarily attributable to increased personnel and benefit costs and expenses associated with those providing professional services to the Company. We also received $295,319 in cash from financing activities during the nine months ended September 30, 2006 as compared to $218,682 for the comparable period from the prior year. As of September 30, 2006, our working capital deficit was $324,586 and we had $23,796 of cash on hand.

         As of September 30, 2006, we had current assets of $69,440 as compared to $107,113 as of December 31, 2005. Our current assets have decreased because our operating expenses have exceeded our revenues and funds received through financing activities. Our current liabilities of $394,026 are lower than the balance of $410,271 at December 31, 2005. As of September 30, 2006, $157,395, or approximately forty percent (40%), of our currently liabilities represent loans and accrued interest due to related parties that are currently in default. The reduction in current liabilities is primarily the result of elimination of insurance reserves and reductions in related party indebtedness and accrued interest thereon, and payments to and elimination of amounts owed to our professional service providers. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

         Although we are not profitable, we have chosen to continue to distribute Dental Cooperative member incentives in 2006. During the three and nine months ended September 30, 2006 we distributed $29,923 and $96,743, respectively. We have not yet generated positive cash flows from operating activities and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

         In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal is due on November 15, 2006 and the remaining principal payment is due on January 31, 2007. Any amounts not paid when due accrue interest at the rate of 18% per annum. As additional consideration for the loan, we agreed to issue to the lenders on January 31, 2007 warrants exercisable for five thousand shares of common stock at an exercise price of $.10 per share. The warrants will expire on December 31, 2010.

         We currently have no bank lines of credit or, third party indebtedness, other than the loan and operating payables mentioned above. We have relied on our ability to defer payments to creditors and salary waivers by management to continue as a business. As our revenues grow, we plan on seeking one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient working capital for the next twelve months. We anticipate that we will need at least $370,000 in additional liquidity to execute our business plan over the next twelve months and at least an additional $130,000 thereafter. As we begin entering into financing arrangements with Affiliate Members we will need tens of millions of dollars to fund such transactions. The funding of such transactions would provide us with the necessary working capital. We are currently seeking sources of financing to fund Affiliate Member transactions through sales of securities in private transactions, borrowing and/or any other sources of funding that become available to us. We have no contractual arrangements that will provide us with funds and there can be no assurance that we will obtain the necessary funding, or that such funding, if obtained, will be on terms that are favorable to the Company or its shareholders. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

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

         On October 25, 2006, we entered into a letter of intent (the "LOI") with Heartland Dental Care, Inc. ("Heartland") under which Heartland is considering providing us with $1,250,000 in funding in the form of a secured loan (the "Loan"). It is anticipated that the Loan would mature on the five year six month anniversary of the closing date, bear interest at the rate of ten percent annum, and be secured by our assets. Our subsidiaries would be co-makers and guarantors of the Loan. As additional consideration for the Loan, Heartland would be entitled to warrants exercisable for ten percent of the total issued and outstanding capital stock of the Company on the date of exercise which warrants would be exercisable at $.25 per share beginning on the one year anniversary of the Closing date and expiring on the five year anniversary of the Closing date. We would also be required to register the resale of the shares of common stock issuable to Heartland. The LOI is subject to satisfactory completion of due diligence by the parties, negotiations of definitive agreements, and other conditions. The LOI will expire on November 15, 2006, and we anticipate closing the transactions described in the LOI. However, there can be no assurance that the Loan will be funded.

         As of September 30, 2006, we have outstanding stock options that are exercisable for 264,000 shares of common stock at an exercise price of $2.50 per share and options which have been issued to our member dentists exercisable for 376,979 shares of common stock at a price equal to eighty percent (80%) of the closing price of the common for the 20 consecutive trading days prior to the exercise. There can be no assurance that any of the stock options will be exercised.

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

     o   Revenue recognition
     o   Stock based compensation

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

         Under the current agreement U.S. DentistDirect, Inc. assumes no underwriting liability and receives no revenue. The Company is actively exploring and negotiating subcontracts to be used in connection with its cooperative panel of dental providers and is attempting to grow patient flow to participating Cooperative dentists using contract agreements to private label its dental program and dental panel.

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

         The Cooperative membership has remained constant since the first quarter of the year. Given our skeleton staff and pending the completion of the financing arrangements for the Affiliate Member benefits, and the release of the new dental plan program, recruitment has been deferred but will be resumed prior to years end. We believe that the reason for our prior and prospective growth is that the perceived value of membership exceeds the related costs. We also believe that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. We cannot assure that others will not adopt similar operating models, but are not aware of any such model that is currently operating. We believe that time is of the essence and that the Cooperative must grow and grow on a national scale to take advantage of the cost and preparation of the past several years.

         Our DentistDirect dental program is not strategically unique by virtue of its initial products. We believe it is unique by virtue of its relationship to its panel of dental providers, who include members of the Dental Cooperative. This family of dental programs is directed by and for its panel of providers, who by virtue of their interest in the dental programs can make possible the offering of unique products. While this has been done on a limited scale by others, it has not been combined with the other services we provide. The Company acknowledges that there can be no assurance of the growth and success of these programs or that we will ultimately be successful in our business objectives.

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

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company's businesses; as well as other factors and other risks set forth in Item 6 "Risk Factors" of our last annual report on form 10-KSB and elsewhere herein and therein.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         The July, August and September, 2006, accredited and sophisticated holders of options to acquire common stock of the Company exercised options with an aggregate exercise price of $5,275 and acquired 22,935 shares of the Company's common stock in consideration therefore. The option holders were members of the cooperative. The Company did not use an underwriter in connection with these transactions. The exercise of the stock options and issuance of the underlying common stock was and is exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

         Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of September 30, 2006 the principal amount owed to Mr. Silva was $16,500 (in the form of a note payable), the principal amount of $44,000 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $25,395 in accrued interest was owing on the notes payable as of September 30, 2006.

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

                                             DENTAL PATIENT CARE AMERICA, INC.




Date: November 13, 2006                      By  /s/ Michael Silva
                                               ---------------------------------
                                               Michael Silva
                                               Chief Executive Officer, Director




Date: November 13, 2006                      By  /s/ Brad Berrett
                                               ---------------------------------
                                               Brad Berrett
                                               Chief Financial Officer