Form 10KSB
period 2006-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2007-04-02
CIK 1103017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-KSB

Annual Report Pursuant

to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2006

Commission file number

333-37842

DENTAL PATIENT CARE AMERICA, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0373840
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2150 S. 1300 E., Suite 500 Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

(801) 990-3311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ¨.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ Nox.

State issuer’s revenues for its most recent fiscal year: $310,485

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 22, 2007 was approximately $3,869,726.

As of March 22, 2007, the issuer had 23,330,412 shares of common stock outstanding.

DENTAL PATIENT CARE AMERICA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	11
Item 6.	Management’s Discussion and Analysis or Plan of Operation	13
Item 7.	Financial Statements	24
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures	24
Item 8A.	Controls and Procedures	24
Item 8B.	Other Information	24

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act	25
Item 10.	Executive Compensation	26
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-
holder Matters	28
Item 12.	Certain Relationships and Related Transactions	29
Item 13.	Exhibits	30
Item 14.	Principal Accountant Fees and Services	30

Forward-Looking Statements

When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; failure to obtain adequate funding; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other factors and other risks set forth in Item 6 “Risk Factors” and elsewhere herein.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

Overview

Dental Patient Care America, Inc. (“we”, “us”, “our”, “the Company” and “DPCA”) is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through three operating subsidiaries, Dental Cooperative, Inc., U.S. DentistDirect, Inc., and Dental Practice Transition, Inc.

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

U.S. DentistDirect, Inc., another operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purposes of creating another revenue generator for the Company and to generate patient flow for the Dental Cooperative member dentists who participate as the provider panel for the U.S. DentistDirect offerings. No revenues were generated by this company during 2006.

Dental Practice Transition, Inc., our third operating subsidiary, was incorporated in December 2004. Through Dental Practice Transition, Inc. we are developing a new line of business that involves the funding of the acquisition and operation of dental practices of retiring dentists or dentists that are relocating and the subsequent financings of the new incoming dentist into the ownership of the practice. We closed our initial dental practice acquisitions at the beginning of 2007. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists.

During the year ended December 31, 2006, we derived all of our revenue from our Dental Cooperative business and none of our revenues from the DentistDirect or the Dental Practice Transition businesses. Our total revenue in 2006 (after netting member incentives fees of $117,498 in accordance with EITF 01-09) was $310,485, compared to $446,638 in 2005. The decrease in revenue resulted primarily from a reduction in the fee structure to our cooperative members. The restructuring of our fee schedule was done in anticipation of new membership models that the Company plans to implement in 2007.

The Company plans to continue conducting the dental cooperative business of Dental Cooperative, Inc., the business of U.S. DentistDirect, Inc., and the acquisition and operating of dental practices through Dental Practice Transition, Inc.

Business Development and Promotional Activities

We primarily promote our Dental Cooperative membership agreements by meeting face-to-face with dentists as a result of referrals from existing members and other introductions. We also make visual and other presentations at dental association meetings and in dental industry trade journals. We primarily promote our Dental Practice Transition arrangements by meeting face-to-face with dentists who are members of the Cooperative.

In 2006 we finalized the lending agreements described below and began preparing to implement our Dental Practice Transition business by entering into negotiations with our first dental practice acquisition and dental practice management groups which closed in early 2007.

Substantially all of our business to date has been conducted in the state of Utah. With the necessary regulatory approvals and funding arrangements that are now in place, we plan to expand our business into the adjacent Western States and subsequently the United States. There can be no assurance, however, that we will be successful in meeting this objective.

Growth Strategy

We intend to continue to grow each of our business revenue sources.

Dental Cooperative

Our Dental Cooperative business has remained surprisingly stable in the number of member dental practices agreeing to pay management and other fees for membership benefits.

We intend to continue pursuing quality dental practices to become members of Dental Cooperative, by implementing our Affiliate Member Agreement products with the financing sources now in place as of January 2007.

Dental Cooperative can now offer both Affiliate Member Agreements and Associate Member Agreements. The primary difference between the two types of cooperative membership is the provision of loans to Affiliate Members as part of the buy-out arrangements of their dental practice, coupled with significantly higher management fees to be negotiated in connection with final agreements. The Associate Member Agreements provide for no loans and required management fees of only ½%. During 2006 these fees were being transitioned to a fixed monthly fee. So far Dental Cooperative has obtained signed Affiliate Member Agreements from 52 interested Associate members and non-members. Those agreements are not legally binding or effective because until the close of 2006, we were unable to offer the loans called for in the Affiliate Member Agreement.

With satisfactory financing now in place, management believes Dental Cooperative revenue will grow through new Affiliate Members and the change of many Associate Members into Affiliate Members with increased fees associated with Affiliate Members.

Dental Practice Transition

Our Dental Practice Transition business had no operations in 2006. In an effort to start its Dental Practice Transition business, on December 4, 2006, we entered into an agreement (the “SNB Agreement”) with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. As a result, there can be no assurance that there will be any additional loans generated in connection with the Agreement other than those closed and in process since the loans were made available in January 2007. The Agreement also provides that the Company and its subsidiaries are required to give SNB the exclusive right of first refusal to provide various types of third party financing during the five year period following the Execution of the Agreement.

Acquisition of Practice from Dr. Clegg

On November 17, 2006, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC. At the closing of the Purchase Agreement, the Cooperative will acquire substantially all of the assets of Dr. Clegg’s dental practice in consideration for payments in the form of Company stock and cash. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions. The closing of the Purchase Agreement was subject to various contingencies. On January 20, 2007, the Company and Dr. Clegg waived all closing contingencies and the parties closed on the Purchase Agreement.

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement (the “Management Agreement”). Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from DPAT-1

DPAT-1, LLC (“DPAT”) owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Patient Transition, Inc. so that after the assignment was effective Dental Patient Transition, Inc.

became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

Acquisition of Practice from Dental Associates

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for a payments in the form of Company stock and cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from SNB (the “Loan”). The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

In connection with the Purchase Agreement, the Cooperative, Dental Associates, Inc. and Drs. Rasmussen and Boyer executed a Management Agreement. Under the Management Agreement, the Company has retained Dental Associates, Inc. to manage and operate the dental practice for a five year period in consideration a percentage of Dental Associates, Inc.’s margin (i.e., Dental Associates, Inc.’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement was effective immediately upon initial closing of the Purchase Agreement.

In connection with the Loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to SNB under the Loan.

The Company anticipates continuously entering into additional Purchase and Management Agreements in the future.

DentistDirect

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

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as Dentist Direct but no agreement has been entered into and there can be no assurance that such arrangements will be agreed. U.S. Dentist Direct and Dentist Direct, LLC are entities owned by separate parties. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson a director. Mr. Peterson is also the President of Dentist Direct, LLC.

Market, Industry Background and Competition

The dental practice management and benefit plan markets are highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are.

The Dental Cooperative Business

The dental practice management business of the dental services industry is highly competitive and is expected to become increasingly more competitive. Companies engaged in this business are referred to as “Dental Management Service Organizations” (DMSO’s). DMSO’s are usually characterized by the participating dentists being employees of the DMSO. We are aware of several DMSO’s that are currently operating in our Utah markets as well as in other contemplated United States markets. There many DMSO’s currently operating in other parts of the United States that may enter our markets in the future. We believe that our business model will substantively and critically differentiate DPCA from that of a typical DMSO by allowing dentists to remain completely independent, yet enjoy the business advantages of operating collectively. Other existing DMSO’s could attempt to adopt models similar to ours and may be better capitalized or otherwise enjoy competitive advantages, which may make it difficult for us to compete with them. The agreements with our member dentists contain non-compete provisions prohibiting our members from using our business model or any documents or knowledge they may have gained from us to compete with us for at least a two-year period.

The business of providing general and specialty dental services is highly competitive in the markets in which we operate. Competition for providing dental services always includes practitioners who have established practices and reputations. Although Dental Cooperative is in the business of assisting dental practices to compete more effectively, its member dentists compete against established dental practices in the retention and recruitment of dentists. If the availability of quality dentists begins to decline in Dental Cooperative’s markets, it may become more difficult to attract qualified dentists as members.

The members themselves may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter their markets, or to compete against such practices in the recruitment of qualified dentists.

The DentistDirect Business

Our dental benefit plan business operates in a highly competitive environment. Principal competitors include large insurance companies, which offer managed dental care and indemnity dental products, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to some of those U.S. DentistDirect offers through its subcontractors.

We believe the principal competitive factors in the dental benefits industry are the cost of services (based on the level and type of benefits, premiums and co-payments), the reputation of the plan for providing quality dental care and the size of the plan’s provider network (including the number of available panel dentists and the convenience of their locations). Price competition may be especially relevant in seeking the accounts of governmental employers which award contracts on a periodic basis through competitive bidding. The dental benefits industry in general has been subjected to periods of intense price competition in the past, and similar intense competition in the managed dental care industry may occur in the future. There is increased competition from indemnity insurance companies through direct entry into the managed dental care market. It is likely that these efforts will intensify in the future. Frequently, such plans are offered in tandem with indemnity dental insurance coverage and/or PPO alternatives. In addition, an increasing number of medically oriented HMOs and PPOs include dental care benefits as part of their benefit programs.

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

Dental Practice Transition

We are aware of numerous banks and other lending institutions that can compete with us in the funding of the acquisition of dental practices. We are not aware of any potential competitors who are in the business of providing funding and significant operational assistance for dental practices of retiring dentists or dentists that are relocating. We believe that we are uniquely positioned due to the operational assistance we can provide to a dental practice. However, the dental market is highly competitive generally and competition offering the same services as we are seeking to provide may develop. Many of our potential competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are. We cannot ensure we will be able to compete successfully against any competitors in this or any other market.

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

Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states prohibit the advertising of dental services under a trade or corporate name. Some states require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as “clinics” to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. We intend to comply with these laws as we consider dental practices to fund through our proposed Dental Practice Transition business.

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

The DentistDirect Business

Our dental benefit plan business is and will continue to be subject to substantial governmental regulation, principally under the insurance laws of the states in which our subcontractors conduct and will conduct business. Although specific requirements vary from state to state, these laws generally require that the plans insuring entity be licensed by the relevant state insurance department to offer dental care plans, and may also prescribe minimum levels of net worth and reserves; limit the ability of U.S. DentistDirect to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured, require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for our dental benefit plans; provide for periodic examinations, including quality assurance review; establish standards for plan management and other personnel; specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in certain states) of the voting power over the plan without prior governmental approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. U.S. DentistDirect, Inc. currently outsources or subcontracts all activities, which fall under regulatory and licensing obligations, to vendors who are required by agreement to maintain current and approved status on all licensing and regulatory requirements.

Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring us to admit “any willing provider” to the plan’s dental panel, that could adversely affect both the Dental Cooperative business model and the U.S. DentistDirect business model. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the offering of dental care plans and their profitability. We are unable to determine the likelihood or effect of any such regulatory or legislative changes.

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

While the regulated nature of our dental benefit plan business may interfere with management’s plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

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

As of June 30, 2004, the shareholders of Dental Cooperative, Inc. were issued 18,823,288 shares of DPCA common stock, thus Dental Cooperative’s shareholders, as a group, owned 89% of the then issued and outstanding shares of DPCA. All of the members of the management of Mountain Oil, Inc. and its board of directors resigned as of June 30, 2004, except Mr. Harry L. “Pete” Petersen, a director. Prior to these resignations, the Mountain Oil, Inc. board of directors elected Michael Silva as a Director, and as Chairman and Chief Executive Officer; and elected Marlon Berrett as a Director, and as President and Chief Operating Officer.

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

Employees

As of March 22, 2007, we employed three people on a full time basis, one person on a part time basis, and utilized the services of a number of independent contractors. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2.	Description of Property

We have been in our current office space since September, 2005. Our physical facilities are located in Salt Lake City, Utah, and consist of approximately 1000 square feet of leased office space on a month to month basis. Our lease also provides us with common area usage, and certain office support services, such a receptionist and conference room services. We previously leased comparable office space at a different location in the Salt Lake City. Our base rental expense is approximately $4,300 per month and is subject to adjustment. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3.	Legal Proceedings

We are not involved in any legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of the board and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors. See Item 6. “Management’s Discussion and Analysis or Plan of Operation.” We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

Share Price History

Our common stock is traded in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “DPAT.OB.” The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from AOL. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Quarter Ended	High (1)	Low (1)
2005
March 31	$0.75	$0.35
June 30	$0.75	$0.45
September 30	$0.51	$0.25
December 31	$0.51	$0.15

2006
March 31	$0.20	$0.20
June 30	$0.63	$0.26
September 30	$0.35	$0.23
December 31	$0.45	$0.20

Of the total 23,330,412 shares outstanding at December 31, 2006.

Holders of Record

At March 22, 2007, there were approximately 397 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent’s books.

Issuance of Securities

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland is making an initial loan to the Company in the amount of two hundred seventy-five thousand dollars ($275,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. The securities issued to Heartland were exempt from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

During the third and fourth quarter of 2006, accredited option holders exercised options exercisable for 32,935 shares of common stock which resulted in aggregate proceeds of $8,018. These transactions were exempt from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933.

The Company issued 7,715 shares of common stock to an accredited dentist in exchange for services during the fourth quarter of 2006 at a valuation of $.30 per share. This transactions was exempt from registration under Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 14,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,560,041 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan are subject to shareholder approval. The option grants provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval. The Company anticipates seeking shareholder approval of the Plan and grants later in 2007.

Of the option grants to date, options exercisable for 3,503,682 shares were granted to Mr. Michael Silva, the Company’s CEO and Chairman; options exercisable for 2,407,000 shares were granted to Mr. Marlon Berrett, the Company’s president and a director; options exercisable for 1,480,668 shares were granted to Mr. Andrew Eberhardt, the Company’s vice president; options exercisable for 600,000 shares were granted to Mr. Bradley Berrett, the Company’s CFO; options exercisable for 833,441 shares were granted to Mr. Harry L. “Pete” Peterson, a Company director; and options exercisable for the remaining 3,735,250 shares were granted to consultants to the Company.

The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company.

The Plan permits the Company to grant “non-qualified stock options” and/or “incentive stock options” to acquire the Company’s common stock. The total number of shares authorized for the Plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

Until and unless the Company files a registration statement relating to the Plan, securities issued under the Plan will be exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. It is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and repay the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. We were not able to offer loans to Affiliate Members and therefore those prior agreements were not binding. There can be no assurance that we will provide such services in the future.

We earned revenue from our dental benefit plan offerings as a result of premium and related payments and earned income to the extent such revenues exceeded claims and fees paid out or accrued during the measurement period in 2003, 2004 and part of 2005.

Under our Dental Patient Transition business, we will earn revenue by retaining a percentage of the margin from dental practices that enter into affiliate memberships.

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

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as Dentist Direct but no agreement has been entered into and there can be no assurance that such arrangements will be agreed. U.S. Dentist Direct and Dentist Direct, LLC are entities owned by separate parties. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson a director.

Financial Position

We had $111,110 in cash as of December 31, 2006. Our working capital deficit as of December 31, 2006 was $179,006, compared to a deficit of $303,158 at December 31, 2005. Our net loss for 2006 was $498,372 compared to $274,576 for 2005. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition
•	Stock based compensation
Revenue Recognition

We charge our member dentists membership fees, marketing fees for referrals provided by us, and receive rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2006 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

Years Ended December 31, 2006 and 2005

Our dental practice management revenues, referred to as “cooperative revenues” in the financial statements, were $310,485 for 2006 as compared to $435,612 for 2005. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The decrease in cooperative revenues resulted primarily from a reduction in the fee structure to our cooperative members and a net decrease of approximately ten percent in cooperative membership. The restructuring of our fee schedule was done in anticipation of new membership models that the Company plans to implement in 2007.

Member incentives were $117,498 for 2006 as compared to $131,837 for 2005. These amounts are accounted for as reductions of Cooperative revenues (see Note 1 to the financial statements). As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives have increased consistently with the general growth in the number of member dentists, the growth in member revenues and the resulting growth in management fee revenue to Dental Cooperative discussed earlier. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

Our dental benefit plan offering revenues, referred to as “insurance revenues” in the financial statements, were $0 for 2006 as compared to $11,026 for 2005. Insurance claims and direct costs were $0 for 2006 as compared to $12,967 for 2005. This reduction is the result of our subcontracting the insurance component to our subcontractors as described elsewhere herein.

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

General and administrative (“G&A”) expenses were $771,173 for 2006 as compared to $684,730 for 2005. The increase in G&A expenses is primarily due to non-cash expense relating to outstanding options that were granted in 2006 and salary and benefit costs. Management permanently waived approximately $141,000 in salaries in 2006 and $260,000 in salaries in 2005. Management may not be willing to waive salaries in the future.

Net other expense was $37,684 for 2006 as compared to $23,517 for 2005. The reason for the increase in other expense was primarily due to the recognition of non-cash interest expense relating to warrants issued for debt financing.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. We used net cash in operating activities of $467,517 for 2006 as compared to $221,486 during 2005. We also received $533,426 in cash from financing activities in 2006, as compared to $268,682 in 2005. As of December 31, 2006, our working capital deficit was $179,006 and we had $111,110 of cash on hand.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. On-half of the principal was due on November 15, 2006 and the remaining principal payment is due on January 31, 2007. Any amounts not paid when due accrue interest at the rate of 18% per annum.

As of December 31, 2006, we have current assets of $190,850 as compared to $107,113 as of December 31, 2005. Our current assets increased as a result of funds received through financing activities. Our current liabilities of $369,856 at December 31, 2006 are lower than the balance of $410,271 at December 31, 2005. The decrease in current liabilities is primarily the result of reduction in trade payables and payments of related party notes, advances and interest. This adverse ratio of current assets to current liabilities results in technical insolvency under most definitions.

We choose to continue to distribute Dental Cooperative member incentives in 2006, although we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland is making an initial loan to the Company in the amount of two hundred seventy-five thousand dollars ($275,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 2.2% ((275,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

In addition, the Company executed a Benchmark Services Agreement with Heartland whereby Heartland has agreed to provide benchmarking services to dental practices who have received funding through Stillwater National Bank and Trust Company in connection with an effective Affiliate Member Practice Purchase Agreement to which the Company is a party (a “Covered Practice”). In consideration for such services, Heartland will be paid an amount equal to one percent (1%) of the aggregate collected revenues of the Covered Practices during each quarterly period that the agreement is in effect. The agreement terminates on the earlier of the date there are no Covered Practices or the five year anniversary of the agreement.

Finally, the Company and its directors entered into a Tag Along Rights Agreement with Heartland whereby the directors granted Heartland tag along rights should a director enter into an agreement to transfer shares held by such director.

Except as described above and except for our operating payables, we currently have no bank lines of credit or third party indebtedness. As our revenues grow, we plan on seeking one or more bank lines of credit to assist with meeting ongoing liquidity needs. There can be no assurance that we will be able to secure such financing in the future.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need at least $300,000 in funding to execute our business plan over the next twelve months and thereafter. We have contractual arrangements in place with Heartland that we believe will provide us with the necessary financing. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

As of March 22, 2007, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 366,979 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R).

Our Outlook and Perspective on the Company’s Prospects

Our acquisition of Dental Patient Care America, Inc. in 2004, coupled with our complete divestiture of our oil and gas business and the resignation of prior management at the same time resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The Company has had very limited operational and administrative personnel. We anticipate that as the business grows, the increased revenue together with increased capitalization will enable the hiring and retention of additional qualified operational and administrative personnel. We also anticipate that increasing revenues will enable us to reduce our indebtedness. However, we will require some additional funding made available through Heartland to completely pay our existing vendor liabilities.

We experienced initial growth in Cooperative membership and continued stability even given our skeleton staff. We continue to believe that the reason for this is that the perceived value of membership exceeds the related costs. We also believe that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. We cannot assure that others will not adopt similar operating models, but are not aware of any such model that is currently operating. We believe that time is of the essence and that the Cooperative must grow and grow on a national scale to take advantage of the cost and preparation of the past several years.

Our U.S. DentistDirect dental plan business is not strategically unique by virtue of its initial products. We believe it is unique by virtue of its relationship to its panel of dental providers, most being members of the Dental Cooperative. This family of dental plans is directed by and for its panel of providers, who by virtue of their interest in the dental plans can make possible the offering of unique products. While this has been done on a limited scale by others, it has not been combined with the other services we provide. The Company acknowledges the significant risks associated with such growth and that there can be no assurance those risks can be successfully dealt with by the Company or that we will ultimately be successful in our business objectives.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

We have a history of losses and may never be profitable.

We have an accumulated deficit totaling $1,466,453 and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Even without financing agreements now in place, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

Among other things, our ability to achieve sustainable profitability is dependent on:

•	Successful marketing and sale of our dental services and plan;
•	Our ability to acquire and operate dental practices profitably;
•	Entering into a suitable agreement so that we can earn fees from our insurance related products; and
•	Our ability to develop additional services and plans to serve dentists and their patients.

There can be no assurance that we will achieve sustainable profitability.

Our cash reserves are not sufficient to pay the amounts owing on outstanding obligations.

At December 31, 2006 we had $369,856 in current liabilities and a working capital deficit of $179,006. These liabilities do not include the loan in the principal amount of $275,000 that is owed to Heartland which is included in long term liabilities. We do not have sufficient reserves to pay the amounts owing. As a result, no assurance can be given that the Company will have the resources to repay any or all of its current obligations. The failure of the Company to pay its obligations will have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

Our contractual arrangements with member dentists have inherent uncertainties with respect to accuracy and timeliness of payment.

Our Dental Cooperative member contracts call for a member dentist to pay a percentage of practice operating revenues monthly. We do not centrally account for the operating revenues of member practices, and so we rely on the members to compute operating revenue timely and accurately and to calculate and timely submit the required percentage management fee. Generally, it may take one or more weeks past the end of each month for the member dental practice to complete it’s accounting and pay its management fee.

Consequently, estimates are required in order to account for management fees as of the end of each accounting period. We have the right to audit our members’ financial records, and make adjustments to the management fees if the results of the audits so dictate. The lack of timeliness in receiving information regarding management fees may result in our reporting of such fees being delayed.

There are risks associated with our intended growth through new members and new market areas.

The growth of our dental cooperative business will depend on our ability to attract economically successful dentists into our cooperative business model, and our DentistDirect dental benefit plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which we believe can achieve such a presence in the near term, and seeking these practices as a “magnet” or “core” from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake, Utah, Weber and Cache counties. Recent efforts have successfully brought in additional new members in Davis and Box Elder Counties. All of these counties are located within the state of Utah. However we have never attempted to enter a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement its national growth successfully.

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

We devote substantial time and resources to new Dental Cooperative member acquisition activities. Identifying appropriate member candidates and negotiating membership agreements can be a lengthy and costly process. There can be no assurance that suitable new members will be identified or that new members will be attracted on terms favorable to Dental Cooperative; or that such new memberships can be added on a timely basis or at all. In the event that Dental Cooperative is not able to regularly increase its membership base, and accordingly its aggregate membership fees in tandem with new member attraction, our financial results may be materially lower than analysts’ expectations, which likely would cause a decline, perhaps substantial, in the market price of our common stock.

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

Dental Cooperative will seek to increase revenue and profitability in existing markets by physically expanding the number of its existing members to add more dentists and hygienists by improving the efficiency of the member dental practices and helping them establish new practices. Dental Cooperative’s success will be dependent, in part, upon increasing the revenue from existing members through their growth and successfully establishing new member locations.

There can be no assurance that growth better than or equal to these historical results can be achieved with existing members or through the attraction of new members in new markets.

We may not be able to effectively manage growth, should growth occur.

To the extent we experience growth, of which there can be no assurance, it could be strains on our limited staff, management, operations and systems. Our ability to compete effectively will depend upon our ability to attract, train and assimilate additional management and other employees and our ability to expand, improve and effectively utilize our operating, management, marketing and financial systems to accommodate expanded operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth may have a material adverse effect on our business, financial condition and operating results.

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

Since 1999, a total of 130 dentists have signed Associate Member agreements with Dental Cooperative. This number compares with the 105 dentists who were active members during 2006. This attrition can be explained by a number of reasons, including retirements, moves and withdrawals. Even assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing, let alone new markets.

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

In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice and related legal theories. Some of these lawsuits involve large claims and significant defense costs. Dental Cooperative cannot and does not carry professional malpractice or general liability insurance for itself and maintains no professional liability insurance covering dentists, hygienists and dental assistants at its members’ offices, although such coverage is required of our members in our membership agreements. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the member dentists or Dental Cooperative may have a material adverse effect on our member’s ability to pay membership fees and therefore on our business, financial condition and operating results.

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

Our success, including our ability to complete and integrate new members, depends on the continued services of our management staff. Each of our managers has a large portfolio of direct responsibilities and there is no redundancy. The loss of the services of any one of our current management could have a material adverse effect on our business, financial condition and operating results. On July 1, 2003, we entered into three employment agreements with the Company’s CEO and COO for five-year terms. We do not, however, maintain key man life insurance policies on any members of management.

Implementation of our business strategy will require the addition of new qualified management personnel, and there is no assurance we can attract these new personnel.

Members of management own a substantial amount of our outstanding stock.

Members of our management team, together, own approximately 33.7% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors.

We may not have sufficient personnel to effectively market and service our dental benefit plans.

We market our dental benefits plans through our subcontractors who appoint independent agents. This distribution system is designed to reach large groups, smaller groups and individuals in an efficient and cost effective manner. As the plan grows, most of the related tasks can be outsourced to our subcontractors, and third-party plan administrators, , but there will be a need to have our employees available to solve problems and generally conduct public relations for the plan, as well as to address emergency service issues and relations among the dentists providing services to the plan.

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

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with legal requirements, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our dentist members’ sensitive information, which could result in serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

If we are unable to manage our growth, our business could be adversely affected.

Sustaining our Company’s growth has placed significant demands on management, as well as on our administrative, operational and financial resources. To continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

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

Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements

See index to consolidated financial statements beginning on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

Item 8A. Controls and Procedures

We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Set forth below is certain information concerning each of our directors and executive officers as of March 20, 2007.

Name	Age	Position	Director Term Expires	With the Company Since
Michael Silva	55	CEO and Chairman	2007	2004
Marlon Berrett	65	President and Director	2007	2004
Harry L. “Pete” Peterson	62	Director	2007	2001
Andrew Eberhardt	35	Vice President		2004
Brad Berrett	52	Chief Financial Officer	2004

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

Marlon Berrett has served as a Director of the Company since June 2004, and has been our President since that time. His term as a director expires at the next annual meeting of shareholders. He has been a director of our subsidiary, Dental Cooperative, since October 1998, and also acted as President and Secretary of Dental Cooperative for the same period of time. In addition, Mr. Berrett is the managing partner of Executive Alliance Group LLC, a consulting partnership, where he serves as a U.S. spokesperson and representative of the German State of Saarland’s Economic Promotion Corporation. He is a retired partner of Ernst & Young LLC. Mr. Berrett spends substantially all of his available business time working for the Company.

Harry L. “Pete” Peterson has been one of our Directors since 2001 and took over as President of our DentistDirect subsidiary in 2004. His term as a director expires at the next annual meeting of shareholders. Mr. Peterson is President of Business Insurance Group, Inc. a Utah corporation in business since 1989 doing business under the trade name “Big Benefits”. Big Benefits offers health insurance, claims administration, underwriting and plan design to employer groups primarily in the self-funded market. Mr. Peterson spends a substantial amount of his available business time working for the Company.

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

Board Committees

Our Board of Directors does not have a standing, audit, nominating or compensation committee. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. Two of the members of the board of directors are also officers of the Company and the third director is an officer of a subsidiary of the Company so that none of our directors are considered “independent” as defined by Rule 4200(a) of the NASD’s Marketplace Rules. While the Company does not have an audit committee, the Company believes that Mr. Marlon Berrett, who is not an independent director, qualifies as a “financial expert” as defined in Item 401 of Regulation S-B.

The Board of Directors met on more than nine occasions during 2006.

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

Item 10. Executive Compensation

The table below set forth certain information concerning compensation we paid to our president, chief executive officer and all other executive officers with annual compensation in excess of $100,000, determined for the year ended December 31, 2006 (the “Named Executive Officers”).

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualifed Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Silva (1)	2005	120,000	---	---	---	---	---	---	120,000
Chairman and CEO	2006	141,250	32,442	---	---	---	---	---	173,692

Marlon Berrett (2)	2005	90,000	---	---	---	---	---	---	90,000
President and COO	2006	102,000	24,143	---	---	---	---	---	126,143

Andrew Eberhardt (3)	2005	60,000	---	---	---	---	---	---	60,000
Vice President	2006	83,750	18,198	---	---	---	---	---	101,948

_______________

(1)

Mr. Silva became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Mr. Silva is entitled to an annual salary of $240,000. Mr. Silva agreed to permanently waive salary amounts to which he was entitled because of the Company’s lack of operating capital.

(2)

Mr. Marlon Berrett became on officer and director on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc., Mr. Berrett is entitled to an annual salary of $180,000. Mr. Berrett agreed to permanently waive salary amounts to which he was entitled because of the Company’s lack of operating capital.

(3)

Mr. Eberhardt became on officer on June 30, 2004, in connection with the merger. Compensation prior to this date was paid to him by Dental Cooperative, Inc. Mr. Eberhardt is entitled to an annual salary of $120,000. Mr. Eberhardt agreed to permanently waive salary amounts to which he was entitled because of the Company’s lack of operating capital.

Mr. Brad Berrett acts as the Company’s Chief Financial Officer and he became an employee of the Company effective January 1, 2007. Under current arrangements, Mr. Brad Berrett is an annual salary of $90,000 per year.

Equity Incentive Plans

During 2006 the Company did not have any equity incentive plan(s) in place. On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 14,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan are subject to shareholder approval. The option grants provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval. The Company anticipates seeking shareholder approval of the Plan and grants later in 2007.

Of the option grants to date, options exercisable for 3,503,682 shares were granted to Mr. Michael Silva, the Company’s CEO and Chairman; options exercisable for 2,407,000 shares were granted to Mr. Marlon Berrett, the Company’s president and a director; options exercisable for 1,480,668 shares were granted to Mr. Andrew Eberhardt, the Company’s vice president; options exercisable for 600,000 shares were granted to Mr. Bradley Berrett, the Company’s CFO; options exercisable for 833,441 shares were granted to Mr. Harry L. “Pete” Peterson, a Company director; and options exercisable for the remaining 3,735,000 shares were granted to consultants to the Company.

The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company.

The Plan permits the Company to grant “non-qualified stock options” and/or “incentive stock options” to acquire the Company’s common stock. The total number of shares authorized for the Plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the last fiscal year. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2007, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 22, 2007 the Company had 23,330,412 shares of Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage of Total(2)	Position
Michael Silva (3)	2,768,682	11.9%	CEO and Chairman
Marlon Berrett (4)	2,357,000	10.1%	President and director
Harry L. Peterson (5)	1,445,157	6.2%	Director

Andrew Eberhardt (6)	1,080,668	4.6%	Vice President
Brad Berrett (7)	200,000	*	CFO
Executive Officers and Directors as a Group (5 persons)	7,851,507	33.7%

LK Anderson Family (8) 2848 N. Foothill Dr. Provo, UT 84604	1,995,737	8.6%

Jack Rasmussen 1667 E. Hidden Valley Club Road Sandy, UT 84092	1,509,111	6.5%

* Less than 1%.

______________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
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

(3)

These shares are owned by Northshore Family Trust, an entity controlled by Mr. Silva. Does not include options exercisable for 3,503,682 shares with an exercise price of $.30 per share which do not become exercisable until after shareholder approval is obtained.

(4)

Include 1,000,000 shares held by an affiliate of Mr. Berrett. Does not include options exercisable for 2,407,000 shares with an exercise price of $.30 per share which do not become exercisable until after shareholder approval is obtained.

(5)

Includes 1,270,990 shares of common stock owned by PK Investments Ltd. and an entity controlled by Mr. Peterson. Does not include options exercisable for 833,441 shares with an exercise price of $.30 per share which do not become exercisable until after shareholder approval is obtained.

(6)	Does not include options exercisable for 1,480,668 shares with an exercise price of $.30 per share which do not become exercisable until after shareholder approval is obtained.
(7)	Does not include options exercisable for 600,000 shares with an exercise price of $.30 per share which do not become exercisable until after shareholder approval is obtained.
(8)	Includes 645,737 shares owned directly by Mr. Lowell K. Anderson, an affiliate of LK Anderson Family.

Equity Compensation Plan Information

During 2006 the Company did not have any equity compensation plan(s) in effect.

Item 12. Certain Relationships and Related Transactions

Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of December 31, 2006 the principal amount owed to Mr. Silva was $2,124 (in the form of a note payable), the principal amount of $43,784 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $4,970 in accrued interest was owing on the notes payable as of December 31, 2006.

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as Dentist Direct but no agreement has been entered into and there can be no assurance that such arrangements will be agreed. U.S. Dentist Direct and Dentist Direct, LLC are entities owned by separate parties. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson a director.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Listed on page 32 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $27,500 and $61,400, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed for all other fees by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $2,120, respectively.

Audit Committee

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

No items were approved by the Board of Directors pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2007	DENTAL PATIENT CARE AMERICA, INC. (Registrant) By /s/ Michael Silva Michael Silva Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Silva	Chief Executive Officer, Chairman and	March 28, 2007
Michael Silva	Director (Principal Executive Officer)

/s/ Brad Berrett	Chief Financial Officer (Principal Financial	March 28, 2007
Brad Berrett	and Accounting Officer)

/s/ Marlon Berrett	President and Director	March 28, 2007
Marlon Berrett

/s/ Harry L. “Pete” Peterson	Director	March 28, 2007
Harry L. “Pete” Peterson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1

Agreement and Plan of Reorganization as of January 22, 2004, by and among Mountain Oil, Inc., Mt. Oil Enterprises, Inc., Oakridge Resources, Inc., and Dental Cooperative, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-KSB, dated December 31, 2004).

3(i).1	Articles of Incorporation of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company’s Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).
3(i).2

Amendment to the Articles of Incorporation of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company’s Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).

3(i).3	Articles of Amendment to the Articles of Incorporation of Dental Patient Care America, Inc. (Incorporated by reference to Exhibit 3(i).3 of the Company’s Form 10-QSB, dated September 30, 2005).
3(ii).1	Bylaws of Dental Patient Care America, Inc. ((Incorporated by reference to Exhibit 3 of the Company’s Registration Statement on Form SB-2 filed May 25, 2000 (File No. 333-37842)).
10.1	Employment Agreement between Dental Patient Care America, Inc. and Michael Silva (Incorporated by reference to Exhibit 10.1of the Company’s Form 10-KSB/A, dated December 31, 2004).
10.2	Employment Agreement between Dental Patient Care America, Inc. and Marlon Berrett (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB/A, dated December 31, 2004).
10.3

Affiliate Member Practice Purchase Agreement, effective November 16, 2006, by and between Dental Cooperative, Inc., Dr. Richard Clegg and Richard R. Clegg DDS PC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 16, 2006).

10.4

Management Services Agreement by and between Dental Cooperative, Inc. and Dr. Richard Clegg (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 17, 2006).

10.5

Exclusive Referral Agreement, effective December 4, 2006, by and between the Company and certain of its affiliates and Stillwater National Bank and Trust Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 4, 2006).

10.6

Loan, Security and Warrant Agreement, by and between the Company and Heartland Dental Care, Inc., dated December 27, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 27, 2006).

10.7

Secured Subordinated Note, by and between the Company and Heartland Dental Care, Inc., dated December 27, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 27, 2006).

10.8

Benchmark Services Agreement, by and between the Company and Heartland Dental Care, Inc., dated December 27, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated December 27, 2006).

10.9

Warrant, by and between the Company and Heartland Dental Care, Inc., dated December 27, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated December 27, 2006).

10.10

Tag Along Rights Agreement, by and between the Company and Heartland Dental Care, Inc., dated December 27, 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 27, 2006).

10.11	Assignment of Membership Interests in DPAT-1, LLC, effective January 22, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 20, 2007).
10.12	2006 Stock Option Plan
10.13	2007 Stock Option Plan
10.14

Affiliate Member Practice Purchase Agreement, by and between Dental Cooperative, Inc., Dental Associates, Inc., Dr. Jack Rasmussen and Dr. Robert Boyer, dated March 7, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 9, 2007).

10.15

Management Services Agreement, by and between Dental Cooperative, Inc., Dental Associates, Inc., Dr. Jack Rasmussen and Dr. Robert Boyer, dated March 7, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 9, 2007).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-KSB/A, dated December 31, 2003).
21.1	Schedule of subsidiaries (Incorporated by reference to Exhibit 21 of the Company’s Form 10-KSB, dated December 31, 2004).
31.1	Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheet as of December 31, 2006	F - 3

Consolidated Statements of Operations for the Years Ended	F - 4
December 31, 2006 and 2005

Consolidated Statement of Stockholders’ Deficit	F - 5
for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended	F - 6
December 31, 2006 and 2005

Notes to Consolidated Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Dental Patient Care America, Inc.
Salt Lake City, Utah

We have audited the consolidated balance sheet of Dental Patient Care America, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and and cash flows for the years ended December 31, 2005 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Patient Care America, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 28, 2007

Dental Patient Care America, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets

Current assets:
Cash	$ 111,110
Accounts receivable	51,675
Current portion of long term debt issuing costs	27,846
Prepaids and other assets	219

Total current assets	190,850

Property and equipment, net	1,911
Long term deferred debt issuing costs	120,697
Other assets	750

Total Assets	$ 314,208

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 40,607
Accrued expenses	45,016
Related-party accrued interest	4,970
Other accrued interest	1,085
Related-party notes payable	117,408
Other short term notes payable	25,000
Member deposit payable	135,770

Total current liabilities	369,856

Long term liabilities:
Long term notes payable	275,000

Total long term liabilities	275,000

Total Liabilities	644,856

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding	-
Common stock, no par value, 50,000,000 shares
authorized; 23,330,412 shares issued and outstanding	1,135,805
Accumulated deficit	(1,466,453)

Total stockholders’ deficit	(330,648)

Total Liabilities and stockholders deficit	$ 314,208

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31

	2006	2005

Cooperative revenues (net of member incentives of
$117,498 and $131,837 respectively)	$ 310,485	$ 435,612
Insurance revenues	-	11,026
Total revenues	310,485	446,638

Costs and Expenses:
Insurance claims and direct costs	-	12,967
General and administrative expense	771,173	684,730
Total costs and expenses	771,173	697,697

Loss from operations	(460,688)	(251,059)

Other income (expense):
Other income	22,155	5,175
Interest income / (expense), net	(36,268)	(4,932)
Related party interest expense	(23,571)	(23,760)

Net other expense	(37,684)	(23,517)

Loss before benefit
for income taxes	(498,372)	(274,576)

Income tax benefit (provisions)	-	-

Net Loss	$ (498,372)	$ (274,576)

Net income (loss) per common share
- basic and diluted	$ (0.02)	$ (0.01)

Weighted average shares outstanding
- basic and diluted	23,081,443	21,541,095

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, December 31, 2004	-	-	21,149,762	$ 298,517	$ (693,505)	$ (394,988)

Common Stock Issued for Cash	-	-	720,000	310,000	-	310,000

Common Stock Issued for Services	-	-	300,000	60,000	-	60,000

Net Loss	-	-	-	-	(274,576)	(274,576)

Balance, December 31, 2005	-	-	22,169,762	668,517	(968,081)	(299,564)

Common Stock Issued for Cash	-	-	1,120,000	240,000	-	240,000

Common Stock Options Issued for Member Dentist Services	-	-	-	103,978	-	103,978

Common Stock Options Excercised for Cash	-	-	32,935	8,018	-	8,018

Common Stock Issued for Services	-	-	7,715	2,315	-	2,315

Common Stock Warrants	-	-	-	178,634	-	178,634

Outstanding Stock Options Revalued at 12/31/06	-	-	-	(65,657)	-	(65,657)

Net Loss	-	-	-	-	(498,372)	(498,372)

Balance, December 31, 2006	-	$ -	23,330,412	$ 1,135,805	$ (1,466,453)	$ (330,648)

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Cash Flows

		Years Ended December 31,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(498,372)	$(274,576)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	933	1,627
Stock issued for services	2,315
Stock options issued for services	38,321	60,000
Stock warrants issued for debt financing	178,634	-
Decrease (increase) in:
Accounts receivable	10,237	9,954
Deferred debt issuing costs	(148,543)	-
Prepaid and other assets	(219)	-
Increase (decrease) in:
Accounts payable	(81,850)	10,171
Accrued liabilities	30,367	234
Related party accrued interest	(20,425)	(15,000)
Other accrued interest	1,085	-
Member deposits payable	20,000	-
Insurance Claim reserves	-	(13,896)

Net cash used in
operating activities	(467,517)	(221,486)

Cash flows used in investing activities:
Purchase of property and equipment	-	(1,995)

Net cash used in investing activities	-	(1,995)

Cash flows from financing activities:
Proceeds from issuance of stock	248,018	310,000
Proceeds from related party notes and advances	-	32,005
Payments of related party notes and advances	(14,592)	(65,520)
Proceeds from short term notes and advances	50,000	-
Payments of short term notes and advances	(25,000)
Proceeds from long term notes and advances	275,000
Payments of long term notes and advances	-	-
Cash overdraft	-	(7,803)

Net cash provided by
financing activities	533,426	268,682

Net increase in cash	65,909	45,201

Cash at beginning of period	45,201	-

Cash at end of period	$111,110	$ 45,201

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Business

Dental Patient Care America, Inc. (the Company) was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, and opportunities for profit sharing through this business model. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company’s subsidiary U.S. DentistDirect, Inc. under the trade name “Dentist Direct”.

On June 30, 2004, Mountain Oil, Inc. (MOLI), a publicly traded company, changed its name to Dental Patient Care America, Inc. (DPCA), and executed a merger and plan of share exchange, whereby MOLI agreed to acquire 100 percent of the issued and outstanding shares of Dental Cooperative, Inc. (DCI) in exchange for 18,823,288 shares (or approximately 89%) of MOLI’s issued and outstanding common stock. Because the owners of DCI became the principal shareholders of the Company through the merger, DCI is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of DCI.

In connection with the merger, DCPA issued stock options to replace the outstanding DCI stock options at the time of the merger

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2006 and 2005, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) implementation commencing January 2007 of the membership funding models made possible by the Company’s successful conclusion of the referral lending agreements with Stillwater National Bank during December 2006 (See Note 12), (2) utilization of the Loan and Warrant Agreement executed in December 2006 with Heartland Dental Care, Inc., as needed, (See Note 10), (3) continued improvements and implementation of its product and service offerings, and (4) pursue aggressive expansion of its member population enabled through the strategic alliances and funding opportunities mentioned above, which management believes will increase membership and profitability.

Despite management’s confidence in the execution of items 1 through 4 above, management realizes, based on commonly recognized business risks, that there can be no guarantee that the Company will accomplish these objectives.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows. As of December 31, 2006 and 2005, the Company does not consider any of its long-lived assets to be impaired.

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

Insurance Claim Reserves

Claim reserves represent the estimated liabilities for claims reported plus claims incurred but not reported for insurance products. Because claim reserves are estimates, management monitors the reserve adequacy over time and adjusts claim reserves as necessary. Such adjustments are reflected in current operations. As mentioned previously, the Company has completed its transition of its insurance plans during 2005 to a new underwriter, and therefore has no liability for further claims at December 31, 2006.

Revenue Recognition

The Company charges its member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable. The Company pays incentives to it’s members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

Under an agreement with its previous insurance underwriter, the Company contracted with third parties to use the Company’s panel of dentists as providers. The Company charged a panel access fee. Panel access fee revenue was recognized monthly as access was provided since a binding agreement had been entered into, services had been rendered, the price was fixed and determinable, collection was reasonably assured and the Company had no significant obligations remaining. The Company has no such agreement with its current underwriter and accordingly recognized no panel access fee revenue during 2005 or 2006.

During 2003 and part of 2004, the Company had an agreement with an insurance underwriter that allowed the Company to design, market, and offer its own insurance products and to retain the difference between premiums paid and the claims paid and fees to the underwriter and third party administrator for the plan without any obligation to the Company for claims in excess of premiums. Under this agreement, all remaining premium collection ceased in the third quarter of 2005. Insurance premiums were billed monthly and recognized as revenue over the contract period. Early in 2004 the third party insurer lost its ability to meet the provisions of the agreement and the arrangement was terminated. The dental plans written under this arrangement were assumed by another company under the same terms and conditions. The new agreement provided U.S. DentistDirect the ability to private label the dental plans without interrupting the customer relationship with U.S. DentistDirect. During 2004 and 2005, the Company decided to pay certain claims covered by the prior agreement with the underwriter in order to facilitate the transition to the new underwriter. During 2005, the Company completed the transition to the new underwriter, adjudicated all remaining claims, and therefore reflects no reserves for further claim liability at December 31,2006.

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

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2006 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 630,979 shares of common stock as of December 31, 2006, and 264,000 as of December 31, 2005.

2. Stock Transactions

During the first and second quarter of 2006, the Company sold 1,120,000 shares of common stock under private placement offerings for an aggregate amount of $240,000. During the third and fourth quarter of 2006, option holders exercised 32,935 options to purchase common stock which resulted in aggregate proceeds of $8,018. The Company additionally issued 7,715 shares of common stock in exchange for services during the fourth quarter of 2006, at a valuation of $0.30 per share.

3. Property and Equipment

Property and equipment consists of the following as of December 31, 2006:

Furniture and equipment	$7,400
Less accumulated depreciation	(5,489)

$1,911

Depreciation expense totaled $933 for the year ended December 31, 2006, and $1,627 for the year ended 2005.

4. Related Party Transactions

The Company has unsecured notes payable to certain officers and directors totaling $117,408 as of December 31, 2006. These amounts bear interest at an annual rate of 18%, are due on demand and are in default. To date these parties have not demanded payment.

The former Corporate Secretary of the Company, is a partner in a law firm which had previously rendering legal services to the Company. At December 31, 2005 the Company remained indebted to this law firm a total of $56,125, representing legal fees and costs advanced through that date. The Company discontinued its relationship with this law firm and entered into an agreement to pay a negotiated sum of $38,845 in installment payments during the first half of 2006 in full settlement of this obligation. During 2006, the Company paid the negotiated settlement amount in and recognized a gain related to its discounted extinguishment.

Pursuant to a meeting of the Board of Directors on December 20, 2006, bonuses were authorized to be issued to the following officers, directors and employees of the Company in recognition for their contributions to the Company. Michael Silva, $32,442; Marlon Berrett, $24,143; Andrew Eberhardt, $18,198; and Brad Berrett, $5,000.

5. Member Deposit Payable

The Company has entered into contingent “affiliate agreements” with dentist members that would provide for increased management fees in return for the Company to make loans to the dentist members. These agreements are contingent upon the Company obtaining financing and establishing a formal policy to implement these provisions and issue the loans.

The member deposit payable in the accompanying balance sheet consists of a dentist member’s deposit with the Company in anticipation of the Company obtaining financing to fund the affiliate agreement. On November 17, 2006, the Company entered into an agreement to purchase the dentist member’s practice, subject to various contingencies, in consideration for payments in the form of Company stock and cash. As of December 31, 2005, and December 31, 2006, the Company held such deposit amounts of $115,770 and $135,770 respectively, due to the dentist member on demand. The deposit held will be amortized and recognized as a reduction in the dentist members’ management fees payable to the Company over the life of the Management Services Agreement which was entered into with the dentist member concurrent with the agreement to purchase the practice.

6. Notes Payable

In September 2006, the Company borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One half of the principal was due on November 15, 2006 and the remaining principal payment is due on January 31, 2007, the date the note matures. The Company paid the $25,000 principal payment which became due November 15, 2006, on December 29,2006. Any amounts not paid when due accrue interest at the rate of 18% per annum.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland is making an initial loan to the Company in the amount of two hundred seventy-five thousand dollars ($275,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise (See Note 11). Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 2.2% ((275,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

7. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer which obligate the Company to pay an aggregate sum of approximately $400,000 per year in salaries, plus discretionary bonuses, beginning June 1999 and continuing through June 2008. The Chief Executive Officer and Chief Operating Officer have permanently waived the Company’s obligation and any claims on these agreements through December 31, 2006.

Operating Lease

The Company leases office space and equipment under cancelable month-to-month operating leases. Total rent expense related to these operating leases for the years ended December 31, 2006 and 2005 was approximately $49,844 and $43,657, respectively.

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

8. Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

	2006	2005
Book Loss	$(194,365)	$(107,085)
Federal income tax (provision) benefit at statutory rate Insurance Reserve M & E Stock for services Accrued expenses Options and warrants expense	- 700 903 1,938 14,945	- 5,420 422 23,400 5,850 -
Change in valuation allowance	175,879	71,993

	$-	$-

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

	2006	2005

Net operating loss	$382,400	$206,000
Insurance claim reserve	-	10,920
Accrued expenses	15,700	9,904
Valuation allowance	(398,100)	(226,824)

	$-	$-

At December 31, 2006, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $980,000, which will begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

9. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2006 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

10. Stock Options

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations.

As of December 31, 2006, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended December 31, 2006.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. When originally issued, the 399,914 options were valued at $103,978 utilizing Black/Scholes models to estimate the amount of expense associated with this group of options. This expense was included in net income as a non-cash stock-based compensation expense at June 30, 2006. Between June 2006 and December 31, 2006, 32,935 of these options were exercised. As these options are variable securities, the Company revalued the 366,979 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2006. As a result of the revaluation, the Company recorded a cumulative adjustment to reduce expense recognized in prior periods associated with the remaining outstanding options in this group in the amount of $65,657 for the year ended December 31, 2006. At December 31, 2006, the 366,979 remaining outstanding options had a Black/Scholes fair market value of $29,358.

Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for the options granted during June of 2006:

Risk-free interest rate	4.70%
Expected life in years	4.47
Dividend yield	0
Expected volatility	178.63%

A summary of the status of the Company’s stock option plans as of December 31, 2006 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2005	264,000	$2.50

Granted	399,914	0.22
Cancelled / Expired	-	-
Exercised	(32,935)	0.22

Outstanding, December 31, 2006	630,979	$1.17

Exercisable, December 31, 2006	630,979	$1.17

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	2.75	$2.50	264,000	$2.50
0.22	366,979	4.47	0.22	366,979.22
$2.50 – 0.22	630,979	4.20	$1.17	630,979	$1.17

11. Stock Warrants

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland is making an initial loan to the Company in the amount of two hundred seventy-five thousand dollars ($275,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. An exercise price for the warrants is a fixed price of twenty-five cents ($0.25), and the warrants expire on November 15, 2011. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 2.2% ((275,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

For the year ended December 31, 2006, the Company recognized, as non-cash interest expense, the amount of $305. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black/Scholes model.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal was due on November 15, 2006 and the remaining principal payment is due on January 31, 2007. Any amounts not paid when due accrue interest at the rate of 18% per annum.

As additional consideration for the loan, we agreed to issue to the lenders on January 31, 2007, warrants exercisable for one hundred twenty five thousand shares of common stock at an exercise price of $.10 per share. The warrants will expire on December 31, 2010.   During the year ended December 31, 2006, the Company recognized, as non-cash interest expense, an aggregate amount of $29,286 representing the pro-rata number of warrants obligated to be issued at January 31, 2007 from the date of the note through December 31, 2006.

A summary of the status of the Company’s common stock warrants as of December 31, 2006, and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2005	-	$-

Issued	513,269	0.25
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2006	513,269	0.25

Exercisable, December 31, 2006	513,269	$0.25

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	513,269	5.00	$0.25	513,269	$0.25

12. Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2006 and 2005 the Company paid the following amounts for interest and income taxes:

	2006	2005

Cash paid for:
Interest	$44,048	$38,760

Income taxes	$-	$-

13. Loan Funding for Dental Practice Transition and Acquisition

In November 2005, we executed a non-binding terms sheet (the “Terms Sheet”) with Stillwater National Bank & Trust Company (“SNB”). The Terms Sheet provides for a revolving line of credit in an amount of up to $30,000,000 to finance loans to dentists and provide working capital. The line of credit would be available for a five year period, guaranteed by the Company and secured by a first lien and assignment of all loans made by Dental Practice Transition. All loans by Dental Practice Transition would be subject to the approval of SNB, and we would be subject to various financial covenants. Having come to general agreement with Stillwater National Bank and Trust Company (SNB), on a “Proposed Terms of Credit and Collection Arrangement”, we have signed an acceptance of costs and advanced funds to SNB to pay the costs of proceeding to closing the proposed credit and collection arrangement. Our arrangements with Stillwater are non-binding, subject to completion of due diligence, definitive documentation and other contingencies. We are in the process of trying to finalize these arrangements. However, until definitive loan documentation is signed, there can be no assurance that SNB will provide a line of credit on the terms described in the Terms Sheet or on any other terms.

On December 4, 2006, we finalized and entered into an agreement (the “SNB Agreement”) with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. The Agreement also provides that the Company and its subsidiaries are required to give SNB the exclusive right of first refusal to provide various types of third party financing during the five year period following the Execution of the Agreement.

14. Option Agreement with Evolution Services, Inc.

In June of 2004, the Company entered into a control group relationship with a third party, Evolution Services, Inc. (Evolution) whereby Evolution was provided with an option to acquire 80% of the outstanding stock of Dental Cooperative, Inc. Through this option, Dental Cooperative can thereby participate in employee benefit and other services from Evolution. The terms of the option allow Evolution to acquire 80% of the outstanding shares for the current fair value of the Company as long as the agreement is in force. Since the option price is always equal to the fair value of the Company, the option has no fair market value. Consequently these amounts have not been included in stock compensation disclosures. Dental Cooperative, Inc. holds all the employment agreements with the Company’s managers and provides benefits such as health insurance to managers and employees.

This control group relationship and corresponding stock acquisition option expired effective December 31, 2006, as the Company terminated its payroll, employee benefit, and other services agreements with Evolution Services, Inc.

15. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). See Note 9 and Note 10.

16. Subsequent Events

Acquisition of Practice from Dr. Clegg

On November 17, 2006, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC. At the closing of the Purchase Agreement, the Cooperative will acquire substantially all of the assets of Dr. Clegg’s dental practice in consideration for a payments in the form of Company stock and cash. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions. The closing of the Purchase Agreement was subject to various contingencies. On January 20, 2007, the Company and Dr. Clegg waived all closing contingencies and the parties closed on the Purchase Agreement.

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement (the “Management Agreement”). Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from DPAT-1

DPAT-1, LLC (“DPAT”) owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Patient Transition, Inc. so that after the assignment was effective Dental Patient Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

Acquisition of Practice from Dental Associates

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Bayer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Bayer’s dental practices in consideration for a payments in the form of Company stock and cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from SNB (the “Loan”). The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

In connection with the Purchase Agreement, the Cooperative, Dental Associates, Inc. and Drs. Rasmussen and Bayer executed a Management Agreement. Under the Management Agreement, the Company has retained Dental Associates, Inc. to manage and operate the dental practice for a five year period in consideration a percentage of Dental Associates, Inc.’s margin (i.e., Dental Associates, Inc.’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement was effective immediately upon initial closing of the Purchase Agreement.

In connection with the Loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to SNB under the Loan.

Stock Option Plan

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 14,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan are subject to shareholder approval. The option grants provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval. The Company anticipates seeking shareholder approval of the Plan and grants later in 2007.

Of the option grants to date, options exercisable for 3,503,682 shares were granted to Mr. Michael Silva, the Company’s CEO and Chairman; options exercisable for 2,407,000 shares were granted to Mr. Marlon Berrett, the Company’s president and a director; options exercisable for 1,480,668 shares were granted to Mr. Andrew Eberhardt, the Company’s vice president; options exercisable for 600,000 shares were granted to Mr. Bradley Berrett, the Company’s CFO; options exercisable for 833,441 shares were granted to Mr. Harry L. “Pete” Peterson, a Company director; and options exercisable for the remaining 3,735,000 shares were granted to consultants to the Company.

The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company.

The Plan permits the Company to grant “non-qualified stock options” and/or “incentive stock options” to acquire the Company’s common stock. The total number of shares authorized for the Plan may be allocated by the board between non-qualified stock options and incentive stock options from time to time, subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

Until and unless the Company files a registration statement relating to the Plan, securities issued under the Plan will be exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.