Form 10QSB
period 2007-03-31
DENTAL PATIENT CARE AMERICA INC
filed 2007-05-21
CIK 1103017

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2007

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

           Class                               Outstanding as of May 15, 2007
           -----                               ------------------------------
        Common Stock                                  23,414,412 shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2007                        3

         Consolidated Statements of Operations                              4
              Three months ended March 31, 2007 and 2006

         Consolidated Statements of Cash Flows                              5
              Three months ended March 31, 2007 and 2006

         Notes to Consolidated Financial Statements                         6

Item 2:  Management's Discussion and Analysis or Plan of Operation         12

Item 3:  Controls and Procedures                                           18

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 19

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3:  Defaults upon Senior Securities                                   19

Item 4:  Submission of Matters to a Vote of Security Holders               19

Item 5:  Other Information                                                 19

Item 6:  Exhibits                                                          20

Signatures                                                                 22

                                          PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                         DENTAL PATIENT CARE AMERICA, INC.
                                            CONSOLIDATED BALANCE SHEET

                                                                                                March 31, 2007
           Assets                                                                                (Unaudited)
                                                                                         -----------------------------

Current assets:

  Cash                                                                                                  $    150,998
  Accounts receivable, (net of allowance for contractual and other write-offs)                               240,833
  Current portion of long term debt deferred debt issuing costs                                               27,944
  Prepaids and other assets                                                                                   12,022
                                                                                         -----------------------------

            Total current assets                                                                             431,797

Property and equipment, net                                                                                   31,565
Long term deferred debt issuing costs                                                                        114,220
Other assets                                                                                                   6,030
Goodwill                                                                                                      67,833
                                                                                         -----------------------------

Total Assets                                                                                            $    651,445
                                                                                         =============================
======================================================================================================================

           Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                                       $   107,312
  Accrued payroll liabilities                                                                                192,941
  Accrued expenses                                                                                            11,260
  Related-party accrued interest                                                                               2,707
  Other accrued interest                                                                                       8,895
  Related-party notes payable                                                                                117,408
  Other short term notes payable                                                                              25,000
  Member deposit payable                                                                                       1,257
                                                                                         -----------------------------

            Total current liabilities                                                                        466,780
                                                                                         -----------------------------

Long-term liabilities:
  Long term notes payable                                                                                    275,000
  Long term practice acquisition liabilities                                                                 359,365
                                                                                         -----------------------------

            Total long term liabilities                                                                      634,365
                                                                                         -----------------------------

            Total liabilities                                                                              1,101,145
                                                                                         -----------------------------
Commitments and Contingencies

Stockholders' deficit:
  Preferred stock, no par value, authorized 10,000,000
    shares;  no shares issued or outstanding                                                                       -
  Common stock, no par value, 50,000,000 shares
     authorized; 23,414,412 shares issued and outstanding                                                  1,142,987
  Accumulated deficit                                                                                     (1,592,687)
                                                                                         -----------------------------

            Total stockholders' deficit                                                                     (449,700)
                                                                                         -----------------------------

Total Liabilities and stockholders' deficit                                                             $    651,445
                                                                                         =============================

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                         DENTAL PATIENT CARE AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                         --------------------------------------------------
                                                                                  2007                      2006
                                                                               (Unaudited)              (Unaudited)
                                                                         ------------------------ -------------------------

Cooperative revenues (net of member incentives of
  $22,237 and $34,039, respectively)                                                 $   78,451                $   87,795
Dental operations revenues (net of contractual and
bad debt write-offs of $127,400)                                                        471,220                         -
                                                                         ------------------------ -------------------------
            Total revenues                                                              549,671                    87,795
                                                                         ------------------------ -------------------------

Costs and Expenses:
  Dental operations expenses                                                            441,624                         -
  General and administrative expense                                                    231,194                   164,471
                                                                         ------------------------ -------------------------
            Total costs and expenses                                                    672,818                   164,471
                                                                         ------------------------ -------------------------
            Loss from operations                                                       (123,147)                  (76,676)
                                                                         ------------------------ -------------------------

Other income (expense):
  Other income                                                                            2,909                     4,874
  Interest expense                                                                      (12,519)                   (1,611)
  Related party interest expense                                                         (5,283)                   (5,940)
                                                                         ------------------------ -------------------------
            Total other expense                                                         (14,893)                   (2,677)
                                                                         ------------------------ -------------------------

            Loss before benefit
            for income taxes                                                           (138,040)                  (79,353)

Income tax benefit (provisions)                                                                -                        -
                                                                         ------------------------ -------------------------

Loss before extraordinary item                                                         (138,040)                  (79,353)

Extraordinary gain - negative goodwill                                                   11,806                         -
                                                                         ------------------------ -------------------------

Net Loss                                                                            $  (126,234)               $  (79,353)
                                                                         ------------------------ -------------------------

Net loss per common share
  - basic and diluted before extraordinary item                                      $    (0.01)               $    (0.00)
  - extraordinary gain                                                                     0.00                         -
                                                                         ------------------------ -------------------------
  - basic and diluted                                                                $    (0.01)               $    (0.00)
                                                                         ------------------------ -------------------------

Weighted average shares outstanding
  - basic and diluted                                                                23,369,612                22,065,539
                                                                         ------------------------ -------------------------

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                                        DENTAL PATIENT CARE AMERICAN, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                              2007                2006
                                                                                           Unaudited            Unaudited
                                                                                      --------------------- -------------------

Cash flows from operating activities:
  Net loss                                                                                     $ (126,234)      $  (79,353)
  Adjustments to reconcile net loss income to net
    cash (used in) provided by operating activities:
      Extraordinary gain                                                                          (11,806)               -
      Depreciation                                                                                  2,647              304
      Amortization of deferred debt issuing costs                                                   6,915                -
      Revaluation of stock options issued for services                                            (18,348)               -
      Stock warrants issued for debt financing                                                      7,714                -
      Accretion of practice acquisition liabilities                                                 7,470                -
      Decrease (increase) in:
        Accounts receivable                                                                         1,433            1,025
        Prepaid and other assets                                                                   (4,113)               -
      Increase (decrease) in:
        Accounts payable                                                                           40,625          (28,621)
        Accrued liabilities                                                                        96,522            5,981
        Related party accrued interest                                                             (2,263)               -
        Other accrued interest                                                                      7,810                -
        Member deposits                                                                             1,257                -
                                                                                      --------------------- ----------------
            Net cash (used in) provided by
            operating activities                                                                    9,629         (100,664)
                                                                                      --------------------- ----------------

Cash flows used in investing activities:
  Purchase of property and equipment                                                                 (896)               -
  Cash received in connection with acquisitions                                                    31,868                -
                                                                                      --------------------- ----------------
            Net cash used in investing activities                                                  30,972                -
                                                                                      --------------------- ----------------

Cash flows from financing activities:

   Proceeds from issuance of stock                                                                      -          160,000

  Payments on notes payable                                                                          (713)               -
                                                                                      --------------------- ----------------

            Net cash provided by (used in)

            financing activities                                                                     (713)         160,000
                                                                                      --------------------- ----------------

Net increase in cash                                                                               39,888           59,336

Cash at beginning of period                                                                       111,110           45,201
                                                                                      --------------------- ----------------

Cash at end of period                                                                           $ 150,998        $ 104,537
                                                                                      ===================== ================

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

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

The Company has entered into acquisition or practice purchase arrangements with Dr. Richard Clegg and Richard R. Clegg DDS PC, DPAT-1, LLC, Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer, and P. Berrett Packer DDS, Inc. and Dr. Berrett Packer, as further described in footnote 8.

2.	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2007.

3.	Loss Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 630,979 shares as of March 31, 2007 and warrants outstanding exercisable for 640,177 shares of common stock which were not included because they were antidilutive.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of March 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2007, as the remaining service was rendered.

5.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended March 31, 2007 and 2006, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans regarding its working capital deficit, cash flows form operations and profitability include continued changes and improvements to our products and services and expansion of our member population to attain profitable operations.

Management is actively exploring both equity and debt financing opportunities which would allow the Company to implement membership models management believes will increase membership significantly.

There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6.	Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2007 and 2006 the Company incurred the following amounts for interest and income taxes:

	2007	2006

Interest	$ 12,519	$ 1,611

Income taxes	$ -	$ -

7.	Stock Options and Warrants

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

As of March 31, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2007, there is no expense required to be recognized attributable to these options for the period ended March 31, 2007.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. As of March 31, 2007 all of these options are fully vested and can be exercised at any time, therefore 100% of the option value was recognized as of March 31, 2007.

On March 8, 2007, the board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 13,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors approved options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the future grant of the options under the Plan are subject to shareholder approval. The option, if granted, will provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval.

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

Risk-free interest rate	4.8%
Expected life in years	4.22
Dividend yield	0
Expected volatility	181.4%

A summary of the status of the Company’s stock option plans as of March 31, 2007 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2006	630,979	$1.16

Granted	0
Cancelled / Expired	0
Exercised	0

Outstanding, March 31, 2007	630,979	$1.16

Exercisable, March 31, 2007	630,979	$1.16

Outstanding	Exercisable
Exercise Prices	Number Outstanding at 3/31/07	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	2.25	$2.50	264,000	$2.50
.19	366,979	4.22	.19	366,979.19
$2.50-.19	630,979	3.40	$1.16	630,979	$1.16

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

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2006	513,269	$0.25

Issued	126,848	0.10
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2007	640,117	0.22

Exercisable, March 31, 2007	640,117	$0.22

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	515,117	4.63	$0.25	515,117	$0.25
$0.10	125,000	3.76	$0.10	125,000	$0.10

8. Loan Fundings and Practice Acquisitions

Acquisition of Practice from Dr. Clegg

On November 17, 2006, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC. At the closing of the Purchase Agreement, the Cooperative acquired substantially all of the assets of Dr. Clegg’s dental practice in consideration for a payments in the form of Company stock and cash. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions. The closing of the Purchase Agreement was subject to various contingencies. On January 20, 2007, the Company and Dr. Clegg waived all closing contingencies and the parties closed on the Purchase Agreement.

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement (the “Management Agreement”). Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement was effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from DPAT-1, LLC

DPAT-1, LLC (“DPAT”) owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

Acquisition of Practice from Dental Associates, Inc.

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

Acquisition of Practice from Dr. Packer

Effective April 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with P. Berrett Packer DDS, Inc. Dr. Berrett Packer. Under the purchase agreement, the Cooperative may acquire substantially all of Dr. Packer’s dental practice in consideration for future cash payments and 120,000 shares of common stock (24,000 were issued at closing and 24,000 will be issued on each of the first four annual anniversary dates and the closing). The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, the Provider obtained a loan in the principal amount of twenty-percent (20%) of the practice purchase price from Stillwater National Bank and Trust Company (the “Loan”). The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to SNB under the Loan.

9. Acquisitions

Acquisition of Practice from Dr. Clegg

In January 2007, we acquired 100% of Richard R. Clegg DDS PC (“Clegg Practice” in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice are included in the Q1 consolidated statement of operations.

The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of our common stock , of which 60,000 shares were given upon acquisition and 60,000 will be given on the anniversary of the acquisition for the next four years.

The estimated fair values of assets acquired and liabilities assumed in the acquisition are as follows:

Current Assets	$289,179
Fixed Assets	31,405
Goodwill	67,833
Total Assets Acquired	388,418
Total Liabilities Assumed	24,523

Net Assets Acquired	$363,895

Goodwill of $67,833 resulting from the acquisition resulted from us paying a premium (i.e. goodwill), over the fair value of the net tangible and identified intangible assets. The purchased goodwill is not deductible for tax purposes.

Acquisition of DPAT-1, LLC

In January 2007, 100% of membership interests in DPAT-1, LLC, (“DPAT-1”), was acquired through the assignment of those interests to Dental Practice Transition, Inc., a wholly owned subsidiary of the Company, who is now the sole member of DPAT-1. The results of operations of DPAT-1 for Q1, 2007, are included in the Q1 consolidated statement of operations.

As the membership interests were assigned to Dental Practice Transition, Inc., there was no consideration given for the membership interests. The acquisition was accounted for under FAS 141. The purchase price was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of DPAT-1 net assets acquired exceeded the acquisition cost by $11,805.

The following table summarizes the fair value of assets acquired and liabilities assumed and extraordinary gain recognized at the date of acquisition:

Current Assets	$76,739
Total Assets Acquired	76,739
Total Liabilities Assumed	64,934

Extraordinary Gain	$11,805

[Remainder of Page Intentionally Left Blank]

Item 2. Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2006, and notes thereto.

Overview

We earn revenue from our dental cooperative business through member fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. It is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and repay the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. We were not able to offer loans to Affiliate Members and therefore those prior agreements were not binding. There can be no assurance that we will provide such services in the future.

Under our Dental Practice Transition business, we will earn revenue by retaining a percentage of the margin from dental practices that enter into affiliate memberships. To date, in 2007 we have entered into four dental practice purchase arrangements, as described below.

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

Acquisition of Practice from DPAT-1

DPAT-1, LLC (“DPAT”) owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

Acquisition of Practice from Dental Associates, Inc.

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

Acquisition of Practice from Dr. Packer

Effective April 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with P. Berrett Packer DDS, Inc. Dr. Berrett Packer. Under the purchase agreement, the Cooperative may acquire substantially all of Dr. Packer’s dental practice in consideration for future cash payments and 120,000 shares of common stock (24,000 were issued at closing and 24,000 will be issued on each of the first four annual anniversary dates and the closing). The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, the Provider obtained a loan in the principal amount of twenty-percent (20%) of the practice purchase price from Stillwater National Bank and Trust Company (the “Loan”). The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to SNB under the Loan.

The period ended March 31, 2007 includes consolidated financial information from of DPAT-1, LLC and Richard R. Clegg DDS PC, which we acquired during the first quarter of 2007.

Financial Position

We had $150,998 in cash as of March 31, 2007. Our working capital deficit as of March 31, 2007 was $34,983, compared to $179,006 at December 31, 2006. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three Months Ended March 31, 2007 and 2006

Our dental practice management revenues (net of member incentives), referred to as “cooperative revenues” were $78,451 for the three months ended March 31, 2007 as compared to $87,795 for the comparable period from the prior year. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The decrease in cooperative revenues resulted primarily from a reduction in the fee structure to our cooperative members and a net decrease of approximately ten percent in cooperative membership. The restructuring of our fee schedule was done in anticipation of new membership models that the Company plans to implement in 2007.

Member incentives were $22,237 for the three months ended March 31, 2007 as compared to $34,039 for the comparable period from the prior year. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives are expected to increase and decrease with the general growth or reduction in the number of member dentists, the growth or decline in member revenues and the resulting growth or decline in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues (net of contractual and bad debt write-offs of $127,400 in the three months ended March 31, 2007) were $471,220 for the three months ended March 31, 2007 as compared to $0 for the comparable period from the prior year. These 2007 revenues includes consolidated financial information from of DPAT-1, LLC and Richard R. Clegg DDS PC, which the Company acquired during the first quarter of 2007. The Company did not own any dental practices during 2006.

Dental operations expenses were $441,624 for the three months ended March 31, 2007 as compared to $0 for the comparable period from the prior year. These 2007 expenses related to expenses incurred in the operation of the DPAT-1, LLC and Richard R. Clegg DDS PC practices, which practices were acquired by the Company during 2007.

General and administrative (“G&A”) expenses were $231,194 for the three months ended March 31, 2007 as compared to $164,471 for the three months ended March 31, 2006. The increase in G&A expenses is primarily due to increased salary and benefit costs.

Net other expense was $14,893 for the three months ended March 31, 2007 as compared to $2,677 for the comparable period from the prior year. The change between the 2007 and 2006 periods is primarily due to increased interest expense relating to borrowed funds.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. We received net cash from operating activities of $9,629 for the three months ended March 31, 2007 as compared to net cash used of $100,664 during the comparable period from the prior year. We acquired net cash from investing activities of $30,972 for the three months ended March 31, 2007 as compared to $0 during the comparable period from the prior year. We also used net cash from financing activities of $713 during the three months ended March 31, 2007, as compared to receiving $160,000 during the comparable period from the prior year. As of March 31, 2007, our working capital deficit was $34,983 and we had $150,998 of cash on hand.

In September 2006, the Company borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One half of the principal was due on November 15, 2006 and the remaining principal payment is due on January 31, 2007, the date the note matures. The Company paid the $25,000 principal payment which became due November 15, 2006, on December 29, 2006. Any amounts not paid when due accrue interest at the rate of 18% per annum. The January 31, 2007 payment was not made. This amount remains outstanding and is accruing interest at the rate of 18% per annum.

As of March 31, 2007, we have current assets of $431,797 as compared to $190,850 as of December 31, 2006. Our current liabilities of $466,780 at March 31, 2007 are higher than the balance of $369,856 at December 31, 2006. The increase in our current assets and current liabilities is primarily a result of the acquisition of DPAT-1, LLC and Richard R. Clegg DDS PC.

We choose to continue to distribute Dental Cooperative member incentives in the first quarter of 2007, although we have not yet generated significant or sustained positive cash flows from operating activities, and there can be no assurance that we will be able to generate significant or sustained positive cash flows in future periods. If we are unable to significant and sustained generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made an initial loan to the Company in the amount of two hundred seventy-five thousand dollars ($275,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

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

As of May 18, 2007, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 366,979 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise. Subject to shareholder approval, we also intend to grant stock options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share.

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

Cooperative Revenue Recognition

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

Practice Revenue Recognition

The Company’s dental practices charge fees to its patients for dental services performed. Fees are established internally by the practices based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of it’s patients. The Company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third party payers, including managed care dental plans, commercial insurance companies and employers.

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

Forward-Looking Statements

When used in this Form 10-QSB, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other factors and other risks set forth in Item 6 “Risk Factors” of our last annual report on form 10-KSB and elsewhere herein and therein.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 14,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors approved options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the future grant of the options under the Plan are subject to shareholder approval. The option, when granted, will provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval. The Company anticipates seeking shareholder approval of the Plan and grants later in 2007.

Of the option grants to date, options exercisable for 3,503,682 shares were granted to Mr. Michael Silva, the Company’s CEO and Chairman; options exercisable for 2,407,000 shares were granted to Mr. Marlon Berrett, the Company’s president and a director; options exercisable for 1,480,668 shares were granted to Mr. Andrew Eberhardt, the Company’s vice president; options exercisable for 600,000 shares were granted to Mr. Bradley Berrett, the Company’s CFO; options exercisable for 833,441 shares were granted to Mr. Harry L. “Pete” Peterson, a Company director; and options exercisable for 3,735,250 shares were granted to consultants to the Company.

Until and unless the Company files a registration statement relating to the Plan, securities issued under the Plan will be exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

In January 2007, the Company issued 60,000 shares of common stock to Richard R. Clegg DDS PC as part of the purchase price for this dental practice. In March 2007, the Company issued 24,000 shares of common stock to P. Berrett Packer DDS, Inc. as part of the purchase price for this dental practice. The Company did not use an underwriter in connection with these transactions. The issuance of the common stock was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of March 31, 2007, the principal amount owed to Mr. Silva was $2,123 (in the form of a note payable), the principal amount of $43,785 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $2,707 in accrued interest was owing on the notes payable as of March 31, 2007.

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

10.11	Assignment of Membership Interests in DPAT-1, LLC, effective January 22, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 20, 2007).
10.12	2006 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2006).
10.13	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2006).
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

10.16

Affiliate Member Practice Purchase Agreement, by and between Dental Cooperative, Inc., P. Berrett Packer DDS, Inc., and Dr. Packer, dated March 30, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 30, 2007).

10.17

Management Services Agreement, by and between Dental Cooperative, Inc., P. Berrett Packer DDS, Inc., and Dr. Packer, dated March 30, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 30, 2007).

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

Date: May 21, 2007	DENTAL PATIENT CARE AMERICA, INC. By /s/ Michael Silva _ Michael Silva Chief Executive Officer, Director
Date: May 21, 2007	By /s/ Brad Berrett _ Brad Berrett Chief Financial Officer