Form 10QSB
period 2007-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2007-08-14
CIK 1103017

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

Commission File Number 333-37842

DENTAL PATIENT CARE AMERICA, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0373840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2150 South 1300 East, Suite 500, Salt Lake City, Utah 84106

(Address of principal executive offices)

(801) 990-3311

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes x No¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2007
Common Stock	23,460,992 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheet – June 30, 2007	3

Consolidated Statements of Operations	4

Three and six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows	5
Six months ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis or Plan of Operation	14

Item 3: Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3: Defaults upon Senior Securities	21

Item 4: Submission of Matters to a Vote of Security Holders	21

Item 5: Other Information	21

Item 6: Exhibits	22

Signatures	24

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DENTAL PATIENT CARE AMERICA, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

June 30, 2007
Assets	(Unaudited)

Current assets:
Cash	$ 130,588
Accounts receivable, (net of allowance for contractual and other write-offs)	246,132
Current portion of long term deferred debt issuing costs	52,938
Prepaids and other assets	3,341
Total current assets	432,999

Property and equipment, net	31,101
Long term deferred debt issuing costs	202,346
Other assets	6,030
Goodwill	67,833
Total Assets	$ 740,309

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 108,768
Accrued payroll liabilities	112,826
Accrued expenses	16,433
Related-party accrued interest	3,382
Other accrued interest	15,788
Related-party notes payable	114,460
Member deposit payable	9,463
Total current liabilities	381,120

Long-term liabilities:
Long term notes payable	500,000
Long term practice acquisition liabilities	367,193
Total long term liabilities	867,193
Total liabilities	1,248,313

Stockholders’ deficit:
Preferred stock, no par value, audthorized 10,000,000
shares; no shares issued or outstanding	-
Common stock, no par value, 50,000,000 shares
authorized; 23,419,250 shares issued and outstanding	1,280,782
Accumulated deficit	(1,788,786)
Total stockholders’ deficit	(508,004)
Total Liabilities and stockholders deficit	$ 740,309

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cooperative revenues (net of member incentives of $24,241, $32,781, and $46,478, $66,820 respectively)	$ 64,044	$ 85,705	$ 142,495	$ 173,500

Dental operations revenues (net of contractual and bad debt write-offs of $121,297, and $248,697 respectively)	454,159	-	925,378	-
Total revenues	518,203	85,705	1,067,873	173,500

Costs and Expenses:
Dental operations expenses	447,587	-	889,211	-
General and administrative expense	217,615	293,325	448,808	457,796
Total costs and expenses	665,202	293,325	1,338,019	457,796
Loss from operations	(146,999)	(207,620)	(270,146)	(284,296)

Other income (expense):
Other income/(expense), net	2,256	17,281	5,165	22,155
Interest income/(expense), net	(46,193)	(895)	(58,712)	(2,506)
Related party interest expense	(5,163)	(5,940)	(10,446)	(11,880)
Net other expense	(49,100)	10,446	(63,993)	7,769

Loss before benefit for income taxes	(196,099)	(197,174)	(334,139)	(276,527)

Income tax benefit (provisions)	-	-	-	-
Loss before extraordinary item	(196,099)	(197,174)	(334,139)	(276,527)

Extraordinary gain - negative goodwill	-	-	11,806	-

Net Loss	$ (196,099)	$ (197,174)	$ (322,333)	$ (276,527)

Net income (loss) per common share
- basic and diluted before extraordinary item	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
- extraordinary gain	-	-	0.00	$ (0.01)
- basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
- basic and diluted	23,416,025	22,372,651	23,393,285	22,223,539

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	Unaudited	Unaudited

Cash flows from operating activities:
Net Loss	$ (322,333)	$ (276,527)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Extraordinary Gain	(11,806)	-
Depreciation	5,196	537
Stock options issued for services	-	103,978
Amortization of deferred debt issuing costs	16,074	-
Revaluation of stock options issued for services	(3,606)	-
Stock warrants issued for debt financing	7,714	-
Accretion of practice acquisition liabilities	15,298	-
Decrease (increase) in:
Accounts receivable	(3,866)	17,907
Prepaid and other assets	4,568	-
Increase (decrease) in:
Accounts payable	42,081	(77,650)
Accrued liabilities	21,580	5,860
Related party accrued interest	(1,588)	-
Other accrued interest	14,703	-
Member deposits	9,463	-

Net cash used in operating activities	(206,522)	(225,895)

Cash flows from investing activities:
Purchase of property and equipment	(2,981)	-
Cash received in connection with acquisitions	31,868	-

Net cash provided by investing activities	28,887	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	240,000
Proceeds from exercise of stock options	774	-
Proceeds from long term notes payable	225,000	-
Payments on notes payable	(28,661)	-

Net cash provided by financing activities	197,113	240,000

Net increase (decrease) in cash and cash equivalents	19,478	14,105

Cash and cash equivalents at beginning of period	111,110	45,201

Cash and cash equivalents at end of period	$ 130,588	$ 59,306

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

Dental Practice Transition, Inc., our third operating subsidiary, was incorporated in December 2004. Through Dental Practice Transition, Inc. we have developed and implemented during 2007 a new line of business that involves the funding of the acquisition and operation of dental practices of retiring dentists or dentists that are relocating and the subsequent financings of the new incoming dentist into the ownership of the practice. We closed our initial dental practice acquisitions at the beginning of 2007. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists. To date, we have closed all of our dental practice acquisitions through Dental Cooperative, Inc.

2.	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2007.

3.	Loss Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during the periods. The Company had stock options outstanding to purchase 776,141 shares as of June 30, 2007 and warrants outstanding exercisable for 1,061,770 shares of common stock which were not included because they were antidilutive.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of June 30, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2007, as the remaining service was rendered.

5.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended June 30, 2007 and 2006, the Company had negative cash flows from operating activities, recurring operating losses, negative working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6.	Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2007 and 2006 the Company incurred the following amounts for interest and income taxes:

	2007	2006

Interest	$69,158	$14,386

Income taxes	$ -	$ -

7.	Stock Options and Warrants

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

As of June 30, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2007, there is no expense required to be recognized attributable to these options for the period ended June 30, 2007.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June 2007, the Company authorized options exercisable for an additional 150,000 shares of common stock on the same terms. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. As of June 30, 2007 all of these options are fully vested and can be exercised at any time, therefore 100% of the option value was recognized as of June 30, 2007.

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

Risk-free interest rate	4.92%
Expected life in years	3.97-4.96
Dividend yield	0
Expected volatility	157.3%

A summary of the status of the Company’s stock option plans as of June 30, 2007 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2006	630,979	$1.16

Granted	150,000.15
Cancelled / Expired	0
Exercised	(4,838)	.16

Outstanding, June 30, 2007	776,141	$.95

Exercisable, June 30, 2007	776,141	$.95

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 6/30/07	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	2.00	$2.50	264,000	$2.50
.15	512,141	4.26	.15	512,141.15
$2.50-.15	776,141	3.13	$.95	776,141	$.95

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has made loans to the Company in the amount of five hundred thousand dollars ($500,000) and may make additional loans to the Company in the total aggregate principal amount of up to seven hundred fifty thousand dollars ($750,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. An exercise price for the warrants is a fixed price of twenty-five cents ($0.25), and the warrants expire on November 15, 2011. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

For the year ended December 31, 2006, the Company recognized, as non-cash interest expense, the amount of $305. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black/Scholes model.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal was due on November 15, 2006 and the remaining amounts owed were paid in full on June 1, 2007.

As additional consideration for the loan, we agreed to issue to the lenders on January 31, 2007, warrants exercisable for one hundred twenty five thousand shares of common stock at an exercise price of $.10 per share. The warrants will expire on December 31, 2010.  During the year ended December 31, 2006, the Company recognized, as non-cash interest expense, an aggregate amount of $29,786 representing the pro-rata number of warrants obligated to be issued at January 31, 2007 from the date of the note through December 31, 2006. During the six months ended June 30, 2007, the Company recognized $7,714 as non-cash interest expense in connection with such warrants.

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2006	513,269	$0.25

Issued	548,501	0.22
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2007	1,061,770	$0.23

Exercisable, June 30, 2007	1,061,770	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 06/30/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	936,770	4.38	$0.25	936,770	$0.25
$0.10	125,000	3.51	$0.10	125,000	$0.10

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

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement. Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement was effective immediately upon closing of the Purchase Agreement.

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

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for a payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

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

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

Acquisition of Practice from Dr. Packer

Effective April 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with P. Berrett Packer DDS, Inc. Dr. Berrett Packer. Under the purchase agreement, the Cooperative may acquire substantially all of Dr. Packer’s dental practice in consideration for future cash payments and 120,000 shares of common stock (24,000 were issued at closing and 24,000 will be issued on each of the first four annual anniversary dates and the closing). The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, the provider obtained a loan in the principal amount of twenty-percent (20%) of the practice purchase price from Stillwater National Bank and Trust Company. The purchase agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative, Provider and Dr. Packer executed a Management Services Agreement. Under the Management Agreement, the Company has retained the provider to independently manage and operate the dental practice for a five year period in consideration for a percentage of the provider’s margin (i.e., the provider’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the purchase agreement and related management agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

Acquisition of Practice from Dr. Anderson

Effective June 4, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., closed on an Affiliate Member Practice Purchase Agreement with Lowell K. Anderson DMD PC and Dr. Lowell K. Anderson. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Anderson’s dental practice in consideration for future cash payments and stock options exercisable for 1,000,000 shares of common stock. The options will be granted under the Company’s 2007 Stock Option Plan (the “Plan”). The Plan is subject to shareholder approval and if such approval is not obtained then any options granted under the Plan will be null, void and of no force or effect. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, the provider obtained a loan in the principal amount of fifty-percent (50%) of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative, Provider and Dr. Anderson executed a Management Services Agreement. Under the Management Agreement, the Company has retained the provider to independently manage and operate the dental practice for a five year period in consideration for a percentage of the provider’s margin (i.e., the provider’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the purchase agreement and management agreement to the amounts owing to the lender under the loan.

9. Consolidated Acquisitions

Acquisition of Practice from Dr. Clegg

In January 2007, we acquired 100% of Richard R. Clegg DDS PC (the “Clegg Practice”) in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice are included in the Q1 consolidated statement of operations.

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

Overview

We earn revenue from our dental cooperative business through member fees assessed to our members and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow and the opportunity to participate in profit sharing or bonus pools. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. Another original and important part of our business model is to offer dental practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners, and involves a membership fee sufficiently increased to pay the membership fee and repay the financed amount. Through our exclusive referral agreement with Stillwater National Bank and Trust Company, we were able to commence such dental practice transition financing in early 2007. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. Such affiliate member dentists enter into agreements with the Company to acquire their dental practice over an agreed period of time and they agree to continue to manage the practice over the same period. At the end of the agreed period the Company finances a new dentist into the ownership and management of the dental practice.

Under our Dental Practice Transition business, we earn revenue by retaining a percentage of the margin from dental practices that enter into affiliate memberships. To date, in 2007 we have entered into five dental practice purchase arrangements, as described below.

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

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement. Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses ) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

The period ended June 30, 2007 includes consolidated financial information from of DPAT-1, LLC and Richard R. Clegg DDS PC, which we acquired during the first quarter of 2007.

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

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for a payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

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

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

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

In connection with the Purchase Agreement, the Cooperative, Provider and Dr. Packer executed a Management Services Agreement. Under the Management Agreement, the Company has retained the provider to independently manage and operate the dental practice for a five year period in consideration for a percentage of the provider’s margin (i.e., the provider’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the purchase agreement and related management agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

Acquisition of Practice from Dr. Anderson

Effective June 4, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., closed on an Affiliate Member Practice Purchase Agreement with Lowell K. Anderson DMD PC and Dr. Lowell K. Anderson. Under the purchase agreement, the Cooperative may acquire substantially all of Dr. Anderson’s dental practice in consideration for future cash payments and stock options exercisable for 1,000,000 shares of common stock. The options will be granted under the Company’s 2007 Stock Option Plan (the “Plan”). The Plan is subject to shareholder approval and if such approval is not obtained then any options granted under the Plan will be null, void and of no force or effect. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, the provider obtained a loan in the principal amount of fifty-percent (50%) of the practice purchase price from Stillwater National Bank and Trust Company. The purchase agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative, Provider and Dr. Anderson executed a Management Services Agreement. Under the Management Agreement, the Company has retained the Provider to independently manage and operate the dental practice for a five year period in consideration for a percentage of the provider’s margin (i.e., the provider’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the purchase agreement and management agreement to the amounts owing to the lender under the loan.

Financial Position

We had $130,588 in cash as of June 30, 2007. Our working capital as of June 30, 2007 was $51,879, compared to a working capital deficit of $179,006 at December 31, 2006. Without respect to the improved working capital of the Company, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three and Six Months Ended June 30, 2007 and 2006

Our dental practice member revenues (net of member incentives), referred to as “cooperative revenues” were $64,044 and $142,495 for the three and six months ended June 30, 2007 as compared to $85,705 and $173,500 for the comparable periods from the prior year. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The decrease in cooperative revenues resulted primarily from a reduction in the fee structure to our cooperative members and a net decrease of approximately ten percent in cooperative membership. The restructuring of our fee schedule was done in anticipation of new membership models that the Company introduced in 2007.

Member incentives were $24,241 and $46,468 for the three and six months ended June 30, 2007 as compared to $32,781 and $66,820 for the comparable periods from the prior year. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives are expected to increase and decrease with the general growth or reduction in the number of member dentists, the growth or decline in member revenues and the resulting growth or decline in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues (net of contractual and bad debt write-offs of $121,297 and $248,697 for the three and six months ended June 30, 2007) were $454,159 and $925,378 for the three and six months ended June 30, 2007 as compared to $0 for the comparable periods from the prior year. These 2007 revenues includes consolidated financial information from of DPAT-1, LLC and Richard R. Clegg DDS PC, which the Company acquired during the first quarter of 2007. The Company did not own any dental practices during 2006.

Dental operations expenses were $447,587 and $889,211 for the three and six months ended June 30, 2007 as compared to $0 for the comparable periods from the prior year. These 2007 expenses related to expenses incurred in the operation of the DPAT-1, LLC and Richard R. Clegg DDS PC practices, which practices were acquired by the Company during 2007.

General and administrative (“G&A”) expenses were $217,615 and $448,808 for the three and six months ended June 30, 2007 as compared to $293,325 and 457,796 for the comparable periods from the prior year. The decrease in G&A expenses is primarily due to a decrease in fees charged by professional service providers and the expense associated with the Company’s options and warrants.

Net other expense was $49,100 and $63,993 for the three and six months ended June 30, 2007 as compared to net other income of $10,446 and $7,769 for the comparable periods from the prior year. The change between the 2007 and 2006 periods is primarily due to increased interest expense relating to borrowed funds.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. We used net cash in operating activities of $206,522 for the six months ended June 30, 2007 as compared to net cash used of $225,895 during the comparable period from the prior year. We used net cash from investing activities of $28,887 for the six months ended June 30, 2007 as compared to $0 during the comparable period from the prior year. We also received net cash from financing activities of $197,113 during the six months ended June 30, 2007, as compared to receiving $240,000 during the comparable period from the prior year. As of June 30, 2007, our working capital was $51,879 and we had $130,588 of cash on hand.

In September 2006, the Company borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One half of the principal was due on November 15, 2006 and the amounts owing were repaid in full on June 1, 2007.

As of June 30, 2007, we have current assets of $432,999 as compared to $190,850 as of December 31, 2006. Our current liabilities of $381,120 at June 30, 2007 are higher than the balance of $369,856 at December 31, 2006. The increase in our current assets and current liabilities is primarily a result of the acquisition of DPAT-1, LLC and Richard R. Clegg DDS PC.

We choose to continue to distribute Dental Cooperative member incentives in the first and second quarters of 2007, although we have not yet generated significant or sustained positive cash flows from operating activities, and there can be no assurance that we will be able to generate significant or sustained positive cash flows in future periods. If we are unable to significant and sustained generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made loans to the Company in the amount of five hundred thousand dollars ($500,000) and may make additional loans to the Company in the total aggregate principal amount of up seven hundred fifty thousand dollars ($750,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

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

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need at least $200,000 in funding to execute our business plan over the next twelve months and thereafter. We have contractual arrangements in place with Heartland that we believe will provide us with the necessary financing. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

   As of August 10, 2007, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 512,141 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise. Subject to shareholder approval, we also intend to grant stock options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share.

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

Item 3. Controls and Procedures

We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June, 2006, the Company granted stock options exercisable for 150,000 shares of common stock at a purchase price of eighty percent (80%) of the closing price of the common for the 20 consecutive trading day prior to the exercise. These options were issued to 63 members of the cooperative whom we determined are accredited and sophisticated investors. These options were granted in consideration for and as part of the recipients participation as association members of the cooperative. The Company did not use an underwriter in connection with this offering. The issuance of the stock options and underlying common stock should the options be exercised was and is exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

In March 2007, the Company issued 24,000 shares of common stock to one accredited investor in partial consideration for the acquisition of a dental practice. The Company did not use an underwriter in connection with this offering. The issuance of the stock options and underlying common stock should the options be exercised was and is exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Since the inception of Dental Cooperative, Messrs. Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative to cover expenses of the Company. As of June 30, 2007, the principal amount of $42,960 was owed to Mr. Marlon Berrett (in the form of notes payable) and the principal amount of $71,500 was owed to Mr. Eberhardt (in the form of notes payable). Moreover, interest has been accruing on the principal amounts the notes payable at the rate of 18% per annum and an aggregate of $3,382 in accrued interest was owing on the notes payable as of June 30, 2007.

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

10.18

Affiliate Member Practice Purchase Agreement, by and between Dental Cooperative, Inc., Lowell K. Anderson DMD PC, and Dr. Anderson, dated May 17, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 4, 2007).

10.19

Management Services Agreement, by and between Dental Cooperative, Inc., Dental Cooperative, Inc., Lowell K. Anderson DMD PC, and Dr. Anderson , dated May 17, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 4, 2007).

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

Date: August 14,2007	DENTAL PATIENT CARE AMERICA, INC. By /s/ Michael Silva _ Michael Silva Chief Executive Officer, Director
Date: August 14, 2007	By /s/ Brad Berrett Brad Berrett Chief Financial Officer