Form 10QSB
period 2007-09-30
DENTAL PATIENT CARE AMERICA INC
filed 2007-11-19
CIK 1103017

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

Commission File Number 333-37842

DENTAL PATIENT CARE AMERICA, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0373840
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

2150 South 1300 East, Suite 500, Salt Lake City, Utah 84106

(Address of principal executive offices)

(801) 990-3311

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2007
Common Stock	23,580,992 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheet – September 30, 2007	3

Consolidated Statements of Operations	4

Three and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows	5
Nine months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis or Plan of Operation	14

Item 3: Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults upon Senior Securities	22

Item 4: Submission of Matters to a Vote of Security Holders	22

Item 5: Other Information	22

Item 6: Exhibits	23

Signatures	25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DENTAL PATIENT CARE AMERICA, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

September 30, 2007
Assets	(Unaudited)

Current assets:
Cash	$ 181,410
Accounts receivable, (net of allowance for contractual and other write-offs)	197,831
Current portion of long term deferred debt issuing costs	53,107
Prepaids and other assets	42,846

Total current assets	475,194

Property and equipment, net	28,484
Long term deferred debt issuing costs	190,456
Other assets	38,433
Goodwill	67,833

Total Assets	$ 800,400

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 54,015
Accrued payroll liabilities	76,000
Accrued expenses	17,295
Other accrued interest	28,390
Member deposit payable	9,463

Total current liabilities	185,163

Long-term liabilities:
Long term notes payable	500,000
Long term practice acquisition liabilities	375,306

Total long term liabilities	875,306

Total liabilities	1,060,469

Stockholders’ deficit:
Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding	-
Common stock, no par value, 50,000,000 shares
authorized; 23,580,992 shares issued and outstanding	1,298,289
Accumulated deficit	(1,558,358)

Total stockholders’ deficit	(260,069)

Total Liabilities and stockholders’ deficit	$ 800,400

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cooperative revenues (net of member incentives of
$24,752, $29,923, and $71,231, $96,743 respectively)	$ 86,571	$ 65,320	$ 229,066	$ 238,820
Dental operations revenues (net of contractual and
bad debt write-offs of $54,862, and $197,337 respectively)	267,178	-	864,298	-
Total revenues	353,749	65,320	1,093,364	238,820

Costs and Expenses:
Dental operations expenses	261,149	-	827,598	-
General and administrative expense	238,726	168,041	687,538	625,836

Total costs and expenses	499,875	168,041	1,515,136	625,836

Loss from operations	(146,126)	(102,721)	(421,772)	(387,016)

Other income (expense):
Other income/(expense), net	1,257	-	3,379	22,155
Interest income/(expense), net	(46,655)	(4,499)	(105,022)	(7,006)
Related party interest expense	(5,088)	(5,940)	(15,534)	(17,820)

Net other expense	(50,486)	(10,439)	(117,177)	(2,671)

Loss from continued operations	(196,612)	(113,160)	(538,949)	(389,687)

Income tax benefit (provisions)	-	-	-	-

Loss before discontinued operations
and extraordinary gain	(196,612)	(113,160)	(538,949)	(389,687)

Gain on sale of discontinued operations net of zero tax effect	419,334	-	419,334	-
Income from discontinued operations net of zero tax effect	7,706	-	15,904	-

Total income from discontinued operations	427,040	-	435,238	-

Income (Loss) before extraordinary items	230,428	(113,160)	(103,711)	(389,687)

Extraordinary gain - negative goodwill	-	-	11,806	-

Net Income/(Loss)	$ 230,428	$ (113,160)	$ (91,905)	$ (389,687)

Basic Income (loss) per common share
- continued operations	$ (0.01)	$ -	$ (0.02)	$ (0.02)
- discontinued operations	0.02	-	0.02	-
- extraordinary gains	-	-	0.00	-
Net income (loss) per common share	$ 0.01	$ (0.00)	$ (0.00)	$ (0.02)

Diluted income (loss) per common share
- continued operations	$ (0.01)	$ -	$ (0.02)	$ -
- discontinued operations	0.02	-	0.02	-
- extraordinary gains	-	-	0.00	-
Net income (loss) per common share	$ 0.01	$ -	$ (0.00)	$ -

Weighted average shares outstanding - basic	23,504,299	22,673,568	23,430,948	22,381,845
Weighted average shares outstanding - diluted	23,644,388	22,673,568	23,430,948	22,381,845

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Loss	$ (91,905)	$ (389,687)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Net income from discontinued operations	(15,904)	-
Extraordinary Gain	(11,806)	-
Gain on sale of discontinued operations	(419,334)	-
Depreciation	7,813	735
Common stock issued for services	12,000	-
Common stock issued for debt financing	11,401	-
Stock options issued for services	-	119,056
Amortization of deferred debt issuing costs	29,671	-
Revaluation of stock options issued for services	(17,718)	-
Stock warrants issued for debt financing	7,714	3,149
Accretion of practice acquisition liabilities	23,411	-
Decrease (increase) in:
Accounts receivable	(14,926)	16,706
Prepaid and other assets	(35,377)	(438)
Increase (decrease) in:
Accounts payable	1,422	(72,938)
Accrued liabilities	35,743	6,693
Related party accrued interest	(4,970)	-
Other accrued interest	27,305	-
Member deposits	9,463	-

Net cash used in operating activities	(445,997)	(316,724)

Cash flows from investing activities:
Purchase of property and equipment	(2,981)	-
Cash received in connection with acquisitions	31,868	-

Net cash provided by investing activities	28,887	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	245,319
Proceeds from exercise of stock options	7,116	-
Proceeds from other notes and advances	-	50,000
Proceeds from long term notes payable	225,000	-
Payments on notes payable	(142,408)	-

Net cash provided by financing activities	89,708	295,319

Cash provided by operating activities of
discontinued operations	26,978	-
Cash provided by investing activities of
discontinued operations	395,885	-

Net increase (decrease) in cash and
cash equivalents	95,461	(21,405)
Change in cash and cash equivalents from
discontinued operations	(25,161)	-
Cash and cash equivalents at beginning of period	111,110	45,201

Cash and cash equivalents at end of period	$ 181,410	$ 23,796

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures with required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2007.

3.	Earnings/Loss Per Share

The computation of gain or loss per common share is based on the weighted average number of basic and diluted shares outstanding during the periods. The Company had stock options outstanding to purchase 734,399 shares as of September 30, 2007 and warrants outstanding exercisable for 1,068,240 shares of common stock. To the extent these option and warrants are dilutive, they have been included in the calculation of these weighted averages used in the diluted earnings per share computation.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of September 30, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2007, as the remaining service was rendered.

5.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended September 30, 2007 and 2006, the Company had negative cash flows from operating activities, recurring operating losses, limited working capital, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There can be no assurance that the Company will be successful in its efforts to operate profitability or to secure debt or equity financing.

6.	Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2007 and 2006 the Company made cash payments of the following for interest and income taxes:

	2007	2006

Interest	$ 24,153	$ 7,006

Income taxes	$ 0	$ 0

7.	Stock Options and Warrants

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

As of September 30, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2007, there is no expense required to be recognized attributable to these options for the period ended September 30, 2007.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June 2007, the Company authorized options exercisable for an additional 150,000 shares of common stock on the same terms. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. As of September 30, 2007 all of these options are fully vested and can be exercised at any time, therefore 100% of the option value was recognized as of September 30, 2007.

On March 8, 2007, the board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 13,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors approved options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan are subject to shareholder approval. The options provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval.

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

Risk-free interest rate	4.26%
Expected life in years	3.72-4.71
Dividend yield	0
Expected volatility	159.2%

A summary of the status of the Company’s stock option plans as of September 30, 2007 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2006	630,979	$1.16

Granted	150,000.14
Cancelled / Expired	0
Exercised	(46,580)	.15

Outstanding, September 30, 2007	734,399	$.99

Exercisable, September 30, 2007	734,399	$.99

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 9/30/07	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	1.75	$2.50	264,000	$2.50
.14	470,399	4.21	.14	470,399.14
$2.50-.14	734,399	2.98	$.99	734,399	$.99

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

For the nine months ended September 30, 2007, the Company recognized, as non-cash interest expense, the amount of $29,672. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black/Scholes model.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal was due on November 15, 2006 and the remaining amounts owed were paid in full on June 1, 2007.

As additional consideration for the loan, we agreed to issue to the lenders on January 31, 2007, warrants exercisable for one hundred twenty five thousand shares of common stock at an exercise price of $.10 per share. The warrants will expire on December 31, 2010.  During the year ended December 31, 2006, the Company recognized, as non-cash interest expense, an aggregate amount of $29,786 representing the pro-rata number of warrants obligated to be issued at January 31, 2007 from the date of the note through December 31, 2006. During the nine months ended September 30, 2007, the Company recognized $7,714 as non-cash interest expense in connection with such warrants.

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2006	513,269	$0.25

Issued	554,921	0.22
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2007	1,068,240	0.23

Exercisable, September 30, 2007	1,068,240	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 09/30/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	943,240	4.13	$0.25	943,240	$0.25
$0.10	125,000	3.25	$0.10	125,000	$0.10

8.	Loan Fundings and Practice Acquisitions

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

The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of our common stock, of which 60,000 shares were given upon acquisition and 60,000 will be given on the anniversary of the acquisition for the next four years.

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

Acquisition of DPAT-1, LLC

   In January 2007, 100% of membership interests in DPAT, was acquired through the assignment of those interests to Dental Practice Transition, Inc., a wholly owned subsidiary of the Company, who is now the sole member of DPAT. The results of operations of DPAT are included in the consolidated statement of operations for the first and second quarters of 2007. The results of operations for DPAT were reported within discontinued operations in the accompanying Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations (See note 10).

As the membership interests were assigned to Dental Practice Transition, Inc., there was no consideration given for the membership interests. The acquisition was accounted for under FAS 141. The purchase price was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of DPAT net assets acquired exceeded the acquisition cost by $11,805.

The following table summarizes the fair value of assets acquired and liabilities assumed and extraordinary gain recognized at the date of acquisition:

Current Assets	$76,739
Total Assets Acquired	76,739
Total Liabilities Assumed	64,934

Extraordinary Gain	$11,805

10.	Discontinued Operations and Related Party Transaction

On September 11, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT. Dental Practice Transition, Inc. received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan.

      Dental Practice Transition, Inc. is in the business of transitioning dental practices between dental practitioners who are exiting and entering their practice tenure, as well as providing financing for these transitions. The sale price of DPAT was evaluated and determined by the parties to the transaction utilizing 1) national and local comparable data relative to practice values for similarly situated dental operations of its size, type, historical operations, geographic location and sale terms; and 2) the relationship with respect to which the Company has financed and transitioned other practices it assists in similar transactions. The purpose of the sale was to provide the Company with working capital.

In connection with the sale, the company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT were reported within discontinued operations in the accompanying Consolidated Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interest is owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

As explained previously, the operations of DPAT were reported within discontinued operations in the accompanying Consolidated Statements of Operations. Operations of DPAT ceased effective August 31, 2007. A summarization of DPAT operations for the two month and eight month periods ended August 31, 2007 respectively, are as follows:

	Two Months	Eight Months
	Ended	Ended
	August 31, 2007	August 31, 2007

Dental Operations Revenues	$ 105,910	$ 434,168

Dental Operations Expense	(98,973)	(421,735)

Income from dental operations	6,937	12,433

Other income/(expense), net	797	3,843

Interest income/(expense), net	(28)	(372)

Income from discontinued operations	$ 7,706	$ 15,904

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

Under our Dental Practice Transition business, we earn revenue by retaining a percentage of the margin from dental practices that enter into affiliate memberships. To date, in 2007 we have entered into five dental practice purchase arrangements and one sale arrangement, as described below.

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

The period ended September 30, 2007 includes consolidated financial information from of DPAT and Richard R. Clegg DDS PC, which we acquired during the first quarter of 2007.

Acquisition of Practice from DPAT

DPAT owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

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

Discontinued Operations and Related Party Transaction

  On September 11, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT. Dental Practice Transition, Inc. received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan.

          Dental Practice Transition, Inc. is in the business of transitioning dental practices between dental practitioners who are exiting and entering their practice tenure, as well as providing financing for these transitions. The sale price of DPAT was evaluated and determined by the parties to the transaction utilizing 1) national and local comparable data relative to practice values for similarly situated dental operations of its size, type, historical operations, geographic location and sale terms; and 2) the relationship with respect to which the Company has financed and transitioned other practices it assists in similar transactions. The purpose of the sale was to provide the Company with working capital.

   In connection with the sale, the company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT were reported within discontinued operations in the accompanying Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

                Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interest is owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

Financial Position

We had $181,410 in cash as of September 30, 2007. Our working capital as of September 30, 2007 was $290,031, compared to a working capital deficit of $179,006 at December 31, 2006. Without respect to the improved working capital of the Company, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three and Nine Months Ended September 30, 2007 and 2006

Our dental practice member revenues (net of member incentives), referred to as “cooperative revenues” were $86,571 and $229,066 for the three and nine months ended September 30, 2007 as compared to $65,320 and $238,820 for the comparable periods from the prior year. Cooperative revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The decrease in cooperative revenues during the nine month periods resulted primarily from a reduction in the fee structure to our cooperative members and a net decrease of approximately ten percent in cooperative membership. The restructuring of our fee schedule was done in anticipation of new membership models that the Company introduced in 2007. Our revenues increased during the three month period.

Member incentives were $24,752 and $71,231 for the three and nine months ended September 30, 2007 as compared to $29,923 and $96,743 for the comparable periods from the prior year. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives are expected to increase and decrease with the general growth or reduction in the number of member dentists, the growth or decline in member revenues and the resulting growth or decline in management fee revenue to Dental Cooperative. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues (net of contractual and bad debt write-offs of $54,862 and $197,337 for the three and nine months ended September 30, 2007) were $267,178 and $864,298 for the three and nine months ended September 30, 2007 as compared to $0 for the comparable periods from the prior year. These 2007 revenues includes consolidated financial information from of DPAT, which the Company acquired during the first quarter of 2007 and sold in the third quarter of 2007, and Richard R. Clegg DDS PC, which we acquired in the first quarter of 2007. The Company did not own any dental practices during 2006.

Dental operations expenses were $261,149 and $827,598 for the three and nine months ended September 30, 2007 as compared to $0 for the comparable periods from the prior year. These 2007 expenses related to expenses incurred in the operation of the DPAT and Richard R. Clegg DDS PC practices, which practices were acquired by the Company during 2007.

General and administrative (“G&A”) expenses were $238,726 and $687,538 for the three and nine months ended September 30, 2007 as compared to $168,041 and $625,836 for the comparable periods from the prior year. The increase in G&A expenses is primarily due to expenses associated with the Company’s salary and benefit expenses.

Net other income was $368,848 and $302,157 for the three and nine months ended September 30, 2007 as compared to net other expense of $10,439 and $2,671 for the comparable periods from the prior year. The change between the 2007 and 2006 periods is primarily due to the gain recognized as a result of the assignment of DPAT offset by increased interest expense relating to borrowed funds.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. We used net cash in operating activities of $445,997 for the nine months ended September 30, 2007 as compared to net cash used of $316,724 during the comparable period from the prior year. We received net cash from investing activities of $425,485 for the nine months ended September 30, 2007 as compared to $0 during the comparable period from the prior year. We also received net cash from financing activities of $89,708 during the nine months ended September 30, 2007, as compared to receiving $295,319 during the comparable period from the prior year. As of September 30, 2007, our working capital was $290,031 and we had $181,410 of cash on hand.

As of September 30, 2007, we have current assets of $475,194 as compared to $190,850 as of December 31, 2006. Our current liabilities of $185,163 at September 30, 2007 are lower than the balance of $369,856 at December 31, 2006. The increase in our current assets and decrease in our current liabilities is primarily a result of the acquisition and sale of DPAT and the acquisition of Richard R. Clegg DDS PC.

We choose to continue to distribute Dental Cooperative member incentives during 2007, although we have not yet generated significant or sustained positive cash flows from operating activities, and there can be no assurance that we will be able to generate significant or sustained positive cash flows in future periods. If we are unable to significant and sustained generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

  On August 14, 2007 we borrowed $60,000 from a lender. On September 12, 2007 we repaid the principal amount owing and issued 60,000 shares of common stock as additional consideration for the loan.

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

   As of November 15, 2007, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 470,399 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise. Subject to shareholder approval, we also intend to grant stock options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share.

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

Item 3. Controls and Procedures

We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September, 2007, we issued 60,000 shares of our restricted common stock to an accredited investor in consideration for lending us $60,000 for a period of approximately one month. The issuance of the stock was exempt from registration under Section 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

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

10.20	Assignment of Membership Interest, dated September 11, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 11, 2007).
31.1	Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 16, 2007	DENTAL PATIENT CARE AMERICA, INC. By /s/ Michael Silva _ Michael Silva Chief Executive Officer, Director
Date: November 16, 2007	By /s/ Brad Berrett _ Brad Berrett Chief Financial Officer