Form 10KSB
period 2007-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2008-04-10
CIK 1103017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-KSB

Annual Report Pursuant

to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐.

State issuer’s revenues for its most recent fiscal year:

Revenues for the fiscal year ended December 31, 2007 were $1,446,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

As of April 7, 2008, based on the average of the bid and asked quotations of $0.19 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 15,960,890 shares held by non-affiliates was $3,032,569.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 31, 2008, there were 23,812,397 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (check one):	Yes ☐;	No ☒

DENTAL PATIENT CARE AMERICA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	16
Item 6.	Management’s Discussion and Analysis or Plan of Operation	18
Item 7.	Financial Statements	36
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures	36
Item 8A.	Controls and Procedures	36
Item 8B.	Other Information	37

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act	37
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-
holder Matters	41
Item 12.	Certain Relationships and Related Transactions	42
Item 13.	Exhibits	43
Item 14.	Principal Accountant Fees and Services	43

SIGNATURES	44

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

PART I

Item 1. Description of Business

Overview

Dental Patient Care America, Inc. (“we”, “us”, “our”, “the Company” and “DPCA”) is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through three operating subsidiaries, Dental Cooperative, Inc., Dental Practice Transition, Inc. and U.S. DentistDirect, Inc.

Dental Cooperative, Inc., our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits from the cooperative structure. Such benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, opportunities for profit sharing through the cooperative model and, more recently, preferential business financing through the Company’s financing agreements with Stillwater National Bank and Trust Company as described herein. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups.

Dental Practice Transition, Inc., another subsidiary, was incorporated in December 2004. During 2007, we commenced implementing dental member practice transition funding models through Dental Practice Transition, Inc. using the referral lending agreements we had concluded with Stillwater National

Bank and Trust Company during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” During 2007, we completed our acquisition of two dental practices and completed our first five dental practice purchase and transition financing arrangements and one practice sale arrangement. Subsequent to year end, we completed an additional two dental practice purchase and transition financing arrangements. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists.

U.S. DentistDirect, Inc., another operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purpose of generating patient flow for the Dental Cooperative member dentists who participate as the provider panel for the DentistDirect, LLC offerings. This subsidiary did not generate any revenues during 2007.

During the year ended December 31, 2007, we derived $315,147 of our revenue from our Dental Cooperative business. Our total revenue in 2007 (after netting member incentives fees of $89,373 in accordance with EITF 01-09) was $1,446,848, compared to $310,485 in 2006. The increase in revenue resulted primarily from the consolidation of one acquired dental practice and revenues from our new Affiliate Members. We also realized $435,238 of income from discontinued operations resulting from the sale of a practice through our Dental Practice Transition business.

We plan to continue conducting the dental cooperative business of Dental Cooperative, Inc., and the transitioning of dental practices through Dental Practice Transition, Inc. In the future, our dental practice transition agreements will be entered into by Dental Practice Transition, Inc. We also plan to continue the business relationship between U.S. DentistDirect, Inc. and DentistDirect, LLC for the purpose of creating and directing patient flow.

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

In 2006 we finalized the lending agreements with Stillwater National Bank and Trust Company (“SNB”) described herein and during 2007 we began implementation of our Dental Practice Transition Business by completing our first five dental practice purchase and transition financing arrangements and one practice sale arrangement. Subsequent to December 31, 2007, we completed an additional two dental practice purchase and transition financing arrangements. The lending agreements with SNB facilitated both our purchase and transition financing arrangements and our sale arrangement.

During the second quarter of 2007, we standardized the practice purchase and transition financing arrangements entered into in connection with our Dental Practice Transition Business and we determined that such agreements were no longer material to the Company on an individual basis. As a result, from and after September 30, 2007, we discontinued our previous practice of filing a current report on Form 8-K each time a practice purchase and transition financing arrangement was entered into and of filing copies of such agreements as exhibits.

On December 27, 2006, we entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made loans to the Company in the aggregate principal amount of five hundred thousand dollars ($500,000) bearing interest at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the loan, we granted Heartland a security interest in substantially all of our assets. As additional consideration for the loan, we issued a warrant to Heartland that is currently exercisable for 4.0% of our issued and outstanding common stock, on a fully diluted basis. We also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants. We also executed a Benchmark Services Agreement with Heartland whereby Heartland agreed to provide benchmarking services to dental practices who received funding through Stillwater National Bank and Trust Company in connection with an effective Affiliate Member Practice Purchase Agreement to which the Company is a party (a “Covered Practice”). In consideration for such services, Heartland will be paid an amount equal to one percent (1%) of the aggregate collected revenues of the Covered Practices during each quarterly period that the agreement is in effect. The Company and its directors also entered into a Tag Along Rights Agreement with Heartland whereby the directors granted Heartland tag along rights should a director enter into an agreement to transfer shares held by such director. The foregoing summary is qualified in its entirety by reference to the actual Heartland agreements, copies of which were included as exhibits to our current report on Form 8-K dated December 27, 2006.

Substantially all of our business to date has been conducted in the state of Utah. With the necessary regulatory approvals and funding arrangements that are now in place, we plan to expand our business into the adjacent Western States and subsequently the United States. There can be no assurance, however, that we will be successful in meeting this objective.

Growth Strategy

Dental Cooperative

Our Dental Cooperative business has remained fairly stable in the number of member dental practices agreeing to pay management and other fees for membership benefits. We intend to continue pursuing quality dental practices to become members of Dental Cooperative and to continue offering our Affiliate Member products and related financing sources that were put in place in January 2007.

Dental Cooperative now offers both Affiliate Member Agreements and Associate Member Agreements. Both membership types offer a standard set of benefits with the primary difference between the two types of cooperative membership being the provision of financing to Affiliate Members as part of the transition arrangements of their dental practices with accordingly higher membership fees. The Associate Member Agreements provide loans only for business financing purposes, again through the Company’s financing arrangements with Stillwater National Bank and Trust Company. During 2007, the Associate Member fees were changed from a percentage of the Associate Member’s monthly collections, to a fixed monthly fee, which greatly simplified the billing and reporting process for both the Associate Members and the Company.

Management believes Dental Cooperative revenue will continue to grow through new Affiliate Members and the change of new and existing Associate Members into Affiliate Members with the increased fees associated with Affiliate Memberships.

Dental Practice Transition

In an effort to start our Dental Practice Transition business, on December 4, 2006, we entered into an agreement (the “SNB Agreement”) with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. As a result, there can be no assurance that there will be any additional loans generated in connection with the Agreement other than those closed and in process. The Agreement also provides that the Company and its subsidiaries are required to give SNB the exclusive right of first refusal to provide various types of third party financing during the five year period following the Execution of the Agreement. The foregoing summary is qualified in its entirety by reference to the actual agreements with Stillwater National Bank and Trust Company, copies of which were included as exhibits to our current report on Form 8-K dated December 4, 2006.

During 2007, the Company entered into five Affiliate Member dental practice purchase and transition financing arrangements and one sale arrangement. Subsequent to December 31, 2007, the Company entered into two additional Affiliate Member dental practice purchase and transition financing arrangements. The Company charges Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement was concluded and currently range from approximately $1,700 to approximately $5,300 per month. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

Consolidated Practices

Acquisition of Practice from Dr. Clegg

On November 17, 2006, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC providing for the Cooperative’s acquisition of substantially all of the assets of Dr. Clegg’s dental practice in consideration for a payments in the form of Company stock and cash. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions. The closing of the Purchase Agreement was subject to various contingencies. On January 20, 2007, the Company and Dr. Clegg waived all closing contingencies and the parties closed on the Purchase Agreement. The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition and 60,000 will be given on the anniversary of the acquisition for the next four years. Goodwill of $67,833 resulting from the acquisition resulted from the payment of a premium (i.e. goodwill), over the fair value of the net tangible and identified intangible assets. The purchased goodwill is not deductible for tax purposes.

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement. Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration for a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Our financial statements for the fiscal year ended December 31, 2007 include consolidated financial information from this acquired practice.

Acquisition and Subsequent Sale of Practice from DPAT

DPAT owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

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

In connection with the sale, the company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT were reported within discontinued operations in the 2007 Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

The financial statements for the fiscal year ended December 31, 2007 include, in Discontinued Operations, the consolidated financial information from DPAT which we acquired during the first quarter of 2007 and sold during the third quarter of 2007.

Affiliate Member Practices

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

In connection with the Purchase Agreement, the Cooperative, Dental Associates, Inc. and Drs. Rasmussen and Boyer executed a Management Agreement. Under the Management Agreement, the Company has retained Dental Associates, Inc. to manage and operate the dental practice for a five year period in consideration for a percentage of Dental Associates, Inc.’s margin (i.e., Dental Associates, Inc.’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement was effective immediately upon initial closing of the Purchase Agreement.

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

Acquisition of Practice from Dr. Woodbury

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with William E. Woodbury, PC, (the “Provider”) and Dr. William E. Woodbury. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Woodbury’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Woodbury executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Binns

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Ralph Binns, DDS, (the “Provider”) and Dr. Ralph W. Binns. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Binns’ dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Binns executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Rockwell

Subsequent to the end of the Company’s 2007 fiscal year, effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Rosewood Dental, PC, (the “Provider”) and Dr. Michael S. Rockwell. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Rockwell’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Rockwell executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Curtis

Subsequent to the end of the Company’s 2007 fiscal year, effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Lindsay S. Curtis, DDS, (the “Provider”) and Dr. Lindsay S. Curtis. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Curtis’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Curtis executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

The Company plans to enter into additional Purchase and Management Agreements in the future.

DentistDirect

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as “Dentist Direct” but no agreement has been entered into and there can be no assurance that such arrangements will be agreed upon. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson, a director of the Company. Mr. Peterson is also the President and an owner of Dentist Direct, LLC.

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

The DentistDirect Business

We anticipate that our dental benefit plan business will operate in a highly competitive environment. Principal competitors will include large insurance companies, which offer managed dental care and indemnity dental products, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to some of those U.S. DentistDirect offers through its subcontractors.

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

Government Regulation

The Dental Cooperative and Dental Practice Transition Businesses

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

The DentistDirect Business

We anticipate that when our dental benefit plan resumes operations it will be subject to substantial governmental regulation, principally under the insurance laws of the states in which our subcontractors conduct and will conduct business. Although specific requirements vary from state to state, these laws generally require that the plans insuring entity be licensed by the relevant state insurance department to offer dental care plans, and may also prescribe minimum levels of net worth and reserves; limit the ability of U.S. DentistDirect to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured, require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products), in some cases establish minimum benefit levels for our dental benefit plans; provide for periodic examinations, including quality assurance review; establish standards for plan management and other personnel; specify measures for resolving grievances and generally prohibit the acquisition of more than specified levels (as low as 5% in certain states) of the voting power over the plan without prior governmental approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. U.S. DentistDirect, Inc. currently outsources or subcontracts all activities, which fall under regulatory and licensing obligations, to vendors who are required by agreement to maintain current and approved status on all licensing and regulatory requirements.

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

As of June 30, 2004, the shareholders of Dental Cooperative, Inc. were issued 18,823,288 shares of DPCA common stock, thus Dental Cooperative’s shareholders, as a group, owned 89% of the then issued and outstanding shares of DPCA. All of the members of the management of Mountain Oil, Inc. and its board of directors resigned as of June 30, 2004, except Mr. Harry L. “Pete” Peterson, a director. Prior to these resignations, the Mountain Oil, Inc. board of directors elected Michael Silva as a Director, and as Chairman and Chief Executive Officer; and elected Marlon Berrett as a Director, and as President and Chief Operating Officer.

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

Employees

As of March 31, 2008, we employed four people on a full time basis and utilized the services of a number of independent contractors. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 2.	Description of Property

We have been in our current office space since September, 2005. Our executive offices are located in Salt Lake City, Utah, and consist of approximately 1000 square feet of leased office space on a month to month basis. Our lease also provides us with common area usage, and certain office support services, such a receptionist and conference room services. Our base rental expense is approximately $5,000 per month and is subject to adjustment. We also lease space for our dental practice from third party pursuant to a lease that expires in June 2013. This lease currently provides for an annual rent of approximately $27,500 and contains customary escalation charges from year-to-year. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings and, to the best of our knowledge, no legal proceedings against the Company have been threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Share Price History

Our common stock is traded in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “DPAT.OB.” The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from the OTCBB. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Quarter Ended	High	Low
2007
March 31	$0.29	$0.19
June 30	$0.20	$0.16
September 30	$0.19	$0.15
December 31	$0.18	$0.09

2006
March 31	$0.20	$0.20
June 30	$0.63	$0.26
September 30	$0.35	$0.23
December 31	$0.45	$0.20

On April 7, 2008, the closing inside quotations for the Company’s common stock on the OTC Bulletin Board were $0.16 bid and $0.22 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Holders of Record

At March 31, 2008, there were approximately 413 holders of record of our common stock as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Equity Compensation Plans

On June 9, 2004, the Company granted stock options to five persons entitling them to purchase up to 264,000 shares of the Company’s common stock at an exercise price of $2.50 per share. These options expire on June 9, 2009. Such options are included in the table below as options granted under equity compensation plans not approved by security holders.

On June 6, 2006, the Company’s board of directors approved the Dental Patient Care America, Inc. 2006 Stock Option Plan (the “2006 Plan”) pursuant to which the Company authorized the issuance of up to 2,000,000 shares of common stock upon the exercise of stock options granted under the 2006 Plan. The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company to obtain and retain the services of employees, officers, consultants, independent contractors, directors, and others upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Options may only be granted under the 2006 Plan to persons who are at the time of grant members of the Dental Cooperative and such other persons or entities whom the Company’s board of directors may select from time to time. During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June of 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. As these options are variable securities, the Company revalued the 463,700 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2007. At December 31, 2007, the 463,700 remaining outstanding options had a Black/Scholes fair market value of $23,185.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “2007 Plan”). A total of 14,000,000 shares of common stock were allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,560,041 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan were subject to shareholder approval. The option grants provided that the options were void and could not be exercised until and unless the shareholders of the Company approved the Plan and all grants thereunder through the date of Plan approval. The Company determined not to seek shareholder approval of the Plan or the options granted thereunder and to allow the Plan and the 12,56,041 options granted thereunder to terminate. As a result, as of March 8, 2008, the Plan is no longer in effect and all options granted under the Plan have terminated.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The table includes the 264,000 stock options granted in 2004 but not does not include the 2007 Stock Option Plan or the options granted thereunder since the 2007 Plan and all options granted thereunder have terminated.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	727,700	$1.00	1,450,086
Total	727,700	$1.00	1,450,086

Recent Sales of Unregistered Securities

During the fourth quarter of 2007, accredited option holders exercised options exercisable for 6,699 shares of common stock which resulted in aggregate proceeds of $938. These transactions were effected in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933.

Transfer Agent

Interwest Transfer Co. Inc., 1981 East Murray-Holladay Road, Salt Lake City, Utah 84117, telephone (801) 272-9294, serves as transfer agent and registrar for the Company's common stock.

Issuer Purchases of Equity Securities

The Company has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

Dental Cooperative Business

We earn revenue from our dental cooperative business through management fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, the Cooperative provides services to its members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through the Company’s financing agreements with Stillwater National Bank and Trust Company as described herein. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as Associate Member Dentists. It is also our intention as a part of our business model to offer practice transition funding. Such funding is designed to finance the transitional sale of successful dental practices from retiring dentists into the hands of younger practitioners. Such financing would involve a new membership fee sufficiently increased to pay the membership fee and repay the financed amount. Members who enter into such financing arrangements with the Cooperative are referred to as Affiliate Members. We were not able to offer loans to Affiliate Members and therefore those prior agreements were not binding. There can be no assurance that we will provide such services in the future.

Dental Practice Transition Business

Under our Dental Practice Transition business, we earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $1,700 to approximately $5,300 per month. During 2007, we entered into five dental practice purchase and transition financing arrangements and one sale arrangement, as described below. Subsequent to the end of the 2007 fiscal year, we entered into two additional dental practice purchase and transition financing arrangements.

During the second quarter of 2007, we standardized the practice purchase and transition financing arrangements entered into in connection with our Dental Practice Transition Business and we determined that such agreements were no longer material to the Company on an individual basis. As a result, from and after September 30, 2007, we discontinued our previous practice of filing a current report on Form 8-K each time a practice purchase and transition financing arrangement was entered into and of filing copies of such agreements as exhibits.

Consolidated Practices

Acquisition of Practice from Dr. Clegg

On November 17, 2006, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC providing for the Cooperative’s acquisition of substantially all of the assets of Dr. Clegg’s dental practice in consideration for a payments in the form of Company stock and cash. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions. The closing of the Purchase Agreement was subject to various contingencies. On January 20, 2007, the Company and Dr. Clegg waived all closing contingencies and the parties closed on the Purchase Agreement. The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition and 60,000 will be given on the anniversary of the acquisition for the next four years. Goodwill of $67,833 resulting from the acquisition resulted from the payment of a premium (i.e. goodwill), over the fair value of the net tangible and identified intangible assets. The purchased goodwill is not deductible for tax purposes.

In connection with the Purchase Agreement, the Cooperative and Dr. Clegg executed a Management Services Agreement. Under the Management Agreement, the Company has retained Dr. Clegg to manage and operate the dental practice for a five year period in consideration a percentage of the dental practice’s margin (i.e., the dental practice’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, (ii) confidentiality and indemnification provisions, and (iii) a purchase option whereby Dr. Clegg could purchase the dental practice for (a) the number of shares of the Company’s common stock that the Company has issued in connection with the purchase of the dental practice, plus (b) cash in an amount equal to one percent of the dental practice’s collection during the period during which Dr. Clegg managed the dental practice while the Management Agreement was effective. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

The financial statements for the fiscal year ended December 31, 2007 include consolidated financial information from Richard R. Clegg DDS PC, which we acquired during the first quarter of 2007.

Acquisition and Subsequent Sale of Practice from DPAT

DPAT owns and operates a dental practice. Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, were the sole owners of DPAT. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

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

In connection with the sale, the company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT were reported within discontinued operations in the 2007 Consolidated Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

The financial statements for the fiscal year ended December 31, 2007 include consolidated financial information from DPAT which we acquired during the first quarter of 2007 and sold during the third quarter of 2007.

Affiliate Member Practices

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

In connection with the Purchase Agreement, the Cooperative, Dental Associates, Inc. and Drs. Rasmussen and Boyer executed a Management Agreement. Under the Management Agreement, the Company has retained Dental Associates, Inc. to manage and operate the dental practice for a five year period in consideration for a percentage of Dental Associates, Inc.’s margin (i.e., Dental Associates, Inc.’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement was effective immediately upon initial closing of the Purchase Agreement.

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

Acquisition of Practice from Dr. Woodbury

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with William E. Woodbury, PC, (the “Provider”) and Dr. William E. Woodbury. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Woodbury’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Woodbury executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Binns

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Ralph Binns, DDS, (the “Provider”) and Dr. Ralph W. Binns. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Binns’ dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Binns executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Rockwell

Subsequent to the end of the Company’s 2007 fiscal year, effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Rosewood Dental, PC, (the “Provider”) and Dr. Michael S. Rockwell. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Rockwell’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Rockwell executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Curtis

Subsequent to the end of the Company’s 2007 fiscal year, effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Lindsay S. Curtis, DDS, (the “Provider”) and Dr. Lindsay S. Curtis. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Curtis’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Curtis executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

U.S. Dentist Direct Business

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as Dentist Direct but no agreement has been entered into and there can be no assurance that such arrangements will be agreed. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson, a director of the Company. Mr. Peterson is also the President and an owner of Dentist Direct, LLC.

Financial Position

We had $52,720 in cash as of December 31, 2007. Our working capital as of December 31, 2007 was $143,363, compared to a working capital deficit of $179,006 at December 31, 2006. Our net loss for 2007 was $259,918 compared to $498,372 for 2006. Without respect to the improved working capital of the Company, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cooperative Revenue Recognition - Associate Membership

The Company charges its Associate member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate Member dental practice purchase and transition financing arrangements and one sale arrangement. The Company charges Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, or the amount of financing obtained by the practice in the funding transaction, or a percentage of practices’ valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

The Company pays incentives to its members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

Practice Revenue Recognition

The Company’s dental practices charge fees to its patients for dental services performed. Fees are established internally by the practices based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of it’s patients. The company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2007, as the remaining service was rendered.

Years Ended December 31, 2007 and 2006

Our dental practice management revenues, referred to as “cooperative revenues” in the financial statements, were $315,147 for 2007 as compared to $310,485 for 2006. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The increase in cooperative revenues resulted primarily from a small decrease in the number of Associate Members and a reduction in Associate Member fees, which was more than offset by an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees.

Member incentives were $89,373 for 2007 as compared to $117,498 for 2006. These amounts are accounted for as reductions of Cooperative revenues (see Note 1 to the financial statements). As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. The decline in Member incentives resulted from a reduction in the volume of referrals from general practitioners to specialists which is a significant criteria for the payment of Member incentives, which in turn resulted from a reduction in the number of Members who are dental specialists. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues (net of contractual and bad debt write-offs of $258,834 for the year ended December 31, 2007) were $1,131,701 as compared to $0 in our 2006 fiscal year. These 2007 revenues include consolidated financial information from the Richard R. Clegg DDS PC practice, which we acquired in the first quarter of 2007. The Company did not own any dental practices during 2006.

We did not generate any dental benefit plan offering revenues during 2007 or 2006. This is the result of our subcontracting the insurance component to our subcontractors as described elsewhere herein.

Dental operations expenses were $1,087,099 for the year ended December 31, 2007 as compared to $0 for the prior year. These 2007 expenses related to expenses incurred in the operation of the Richard R. Clegg DDS PC practice, which practice was acquired by the Company during 2007. The Company did not own any dental practices during 2006.

General and administrative (“G&A”) expenses were $923,067 for 2007 as compared to $771,173 for 2006. The increase in G&A expenses is primarily due to expenses associated with the Company’s salary and benefits. Management permanently waived approximately $40,000 in salaries in 2007 and $141,000 in salaries in 2006. Management may not be willing to waive salaries in the future.

Net other expense was $143,644 for the year ended December 31, 2007 as compared to net other expense of $37,684 for the prior year. The change between the 2007 and 2006 periods is primarily due to the increased interest expense relating to borrowed funds and the recognition of non-cash interest expense relating to warrants issued for debt financing.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. We used net cash in operating activities of $532,066 for 2007 as compared to $467,517 during 2006. We used net cash in investing activities of $14,672 for the year ended December 31, 2007 as compared to $0 during the prior year. We also received $90,646 in cash from financing activities in 2007, as compared to $533,426 in 2006. As of December 31, 2007, our working capital was $143,363 and we had $52,720 of cash on hand.

As of December 31, 2007, we have current assets of $341,024 as compared to $190,850 as of December 31, 2006. Our current liabilities of $197,661 at December 31, 2007 are lower than the balance of $369,856 at December 31, 2006. The increase in our current assets and decrease in our current liabilities is primarily a result of the acquisition and sale of DPAT and the acquisition of Richard R. Clegg DDS PC.

We chose to continue to distribute Dental Cooperative member incentives in 2007, although we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made loans to the Company in the aggregate principal amount of five hundred thousand dollars ($500,000) and agreed to make additional loans to the Company in a total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000), subject to the satisfaction of certain conditions. The Company’s right to obtain additional loans under the Heartland Loan Agreement expired on November 5, 2007 and no additional loans will be obtained by the Company thereunder. Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) was lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. As a result, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

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

Finally, the Company and its directors entered into a Tag Along Rights Agreement with Heartland whereby the directors granted Heartland tag along rights should a director enter into an agreement to transfer shares held by such director. The foregoing summary is qualified in its entirety by reference to the actual Heartland agreements, copies of which were included as exhibits to our current report on Form 8-K dated December 27, 2006.

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

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, are not anticipated to provide us with sufficient funding for the next twelve months. We anticipate that we will need approximately $300,000 in additional funding to execute our business plan over the next twelve months and thereafter. We have not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to us on terms satisfactory to us or at all. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

As of December 31, 2007, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 463,700 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise. We determined not to seek shareholder approval for the 2007 Stock Option Plan and the options exercisable for 12,559,791 shares of common stock granted thereunder and, as a result, the 2007 Plan and all options granted thereunder terminated on March 8, 2008.

On March 5, 2008, the Company’s Board of Directors authorized a private offering of up to 1,000,000 shares of our common stock for sale to qualified investors. The resolution authorizes the officers of the Company, under the direction of the President, to finalize and deliver a memorandum evidencing such offering, incorporating such amendments and modifications as the officers may approve. To date, the memorandum has not been completed. No assurances can be given that we will be successful in raising additional funds through the private offering.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for Uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings and consultation with its tax advisors, the Company believes that it has taken tax positions in preceding years that could potentially result in reductions to its cumulative net operating loss carryforwards of approximately $231,535. The Company is subject to audit by the IRS and the State of Utah for the prior three years. The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the year ended December 31, 2007.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). See Note 11 and Note 12.

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008.  This staff position delays the effective date for implementation of SFAS 157to fiscal years beginning after November 15, 2008.  The Company will adopt SFAS 157 on January 1, 2009. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective for the Company beginning January 1, 2008.  The Company anticipates that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its consolidated financial statements.

Our Outlook and Perspective on the Company’s Prospects

Our acquisition of Dental Patient Care America, Inc. in 2004, coupled with our complete divestiture or our oil and gas business and the resignation of prior management at the same time resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The Company has had very limited operational and administrative personnel. We anticipate that as the Company continues the substantial growth it experienced during 2007, the increased revenue together with increased capitalization will both require and enable the hiring and retention of additional qualified personnel. We also anticipate that increasing revenues will enable us to reduce our indebtedness.

We experienced initial growth and stability in Cooperative membership even given our skeleton staff and initial inability to offer the financing required to implement our Practice Transition or “Affiliate” memberships. We continue to believe that the reason for this was that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. With our new ability to provide both practice transition and business financing to our members and thus implement the new “Affiliate” type of membership, we anticipate to continue and expand the growth seen during 2007. We cannot assure that others will not adopt similar operating models, but are not aware of any such model that is currently operating. We continue to believe that time is of the essence and that the Cooperative must grow and grow on a national scale to take advantage of the cost and preparation of the past several years.

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

We are dependent on our loan arrangements with Stillwater National Bank and Trust Company in order to continue our Dental Practice Transition business, and the loss or curtailment of such arrangements could have a material adverse effect on our business.

In order to start our Dental Practice Transition business, on December 4, 2006, we entered into an agreement with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. As a result, there can be no assurance that there will be any additional loans generated in connection with the Agreement other than those closed and in process. If SNB should cease making loans available to the Company’s Providers, the Company would be required to locate an alternative source of financing and if it were not successful in such efforts, it may be forced to discontinue its Dental Practice Transition business, which would be anticipated to have a material adverse effect on the Company’s operations.

We have a history of losses and may never be profitable.

We have an accumulated deficit totaling $1,726,371 as of December 31, 2007 and we are not profitable. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Even without financing agreements now in place, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all.

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

At December 31, 2007 we had $197,661 in current liabilities and working capital of only $143,363. These liabilities do not include the loan in the principal amount of $500,000 that is owed to Heartland which is included in long term liabilities. We do not have sufficient reserves to pay the amounts owing. As a result, no assurance can be given that the Company will have the resources to repay any or all of its current obligations. The failure of the Company to pay its obligations will have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

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

Even given the number of new “Transition” or “Affiliate” members that came in during 2007 due our new financing capacity and assuming all current members stay with Dental Cooperative, there is no assurance that satisfactory new members can be recruited and assimilated in existing, or new markets.

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

Members of our management team, together, own approximately 33.3% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors.

We may not have sufficient personnel to effectively market and service our dental benefit plans.

We market our dental benefits plans through our subcontractors who appoint independent agents. This distribution system is designed to reach large groups, smaller groups and individuals in an efficient and cost effective manner. As the plan grows, most of the related tasks can be outsourced to our subcontractors, and third-party plan administrators, but there will be a need to have our employees available to solve problems and generally conduct public relations for the plan, as well as to address emergency service issues and relations among the dentists providing services to the plan.

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

Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-

dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7. Financial Statements

See index to consolidated financial statements beginning on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer, President and Chief Financial Officer concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Set forth below is certain information concerning each of our directors and executive officers as of March 24, 2008.

Name	Age	Position	Director Term Expires	With the Company Since
Michael Silva	56	CEO and Chairman	2008	2004
Marlon Berrett	66	President and Director	2008	2004
Harry L. “Pete” Peterson	63	Director	2008	2001
Andrew Eberhardt	36	Vice President		2004
Brad Berrett	53	Chief Financial Officer	2004

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

Brad Berrett became our Chief Financial Officer in June 2004. He joined Dental Cooperative as Comptroller on a part time basis as an independent contractor in June 2001. From 2001 to 2006, Mr. Berrett was also President of Pediatric Care, Inc., a pediatric clinic in Utah County, Utah. Mr. Berrett also works as an independent contractor for various other clients. Mr. Berrett spends substantially all of his available business time working for the Company.

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

Board Committees

Our Board of Directors does not have a standing, audit, nominating or compensation committee. The Board of Directors, which includes each member of the Board who is then serving, participates in the consideration of director nominees. The Board of Directors has not yet established a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. Two of the members of the board of directors are also officers of the Company and the third director is an officer of a subsidiary of the Company so that none of our directors are considered “independent” as defined by Rule 4200(a) of the NASD’s Marketplace Rules. While the Company does not have an audit committee, the Company believes that Mr. Marlon Berrett, who is not an independent director, qualifies as a “financial expert” as defined in Item 401 of Regulation S-B.

The Board of Directors met on numerous occasions during 2007 for formal meetings and informal discussions, including meetings held via telephone conference call.

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

Item 10. Executive Compensation

The table below sets forth certain information concerning compensation we paid to our president, chief executive officer and all other executive officers with annual compensation in excess of $100,000, determined for the year ended December 31, 2007 (the “Named Executive Officers”).

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Silva (1)	2006	141,250	32,442	---	---	---	---	---	173,692
Chairman and CEO	2007	200,000	0	---	---	---	---	---	200,000

Marlon Berrett (2)	2006	102,000	24,143	---	---	---	---	---	126,143
President and COO	2007	159,600	0	---	---	---	---	---	159,600

Andrew Eberhardt (3)	2006	83,750	18,198	---	---	---	---	---	101,948
Vice President	2007	120,000	0	---	---	---	---	---	120,000

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

Mr. Brad Berrett acts as the Company’s Chief Financial Officer and he became an employee of the Company effective January 1, 2007. Under current arrangements, Mr. Brad Berrett is entitled to an annual salary of $90,000 per year.

Equity Incentive Plans

On June 9, 2004, the Company granted stock options to five persons entitling them to purchase up to 264,000 shares of the Company’s common stock at an exercise price of $2.50 per share. These options expire on June 9, 2009.

On June 6, 2006, the Company’s board of directors approved the Dental Patient Care America, Inc. 2006 Stock Option Plan (the “2006 Plan”) pursuant to which the Company authorized the issuance of up to 2,000,000 shares of common stock to its Members upon the exercise of stock options granted under the 2006 Plan. The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company to obtain and retain the services of employees, officers, consultants, independent contractors, directors, and others upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Options may only be granted under the 2006 Plan to persons who are at the time of grant members of the Dental Cooperative and such other persons or entities whom the Company’s board of directors may select from time to time. During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June of 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. As these options are variable securities, the Company revalued the 463,700 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2007. At December 31, 2007, the 463,700 remaining outstanding options had a Black/Scholes fair market value of $23,185.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 14,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan were subject to shareholder approval and the option grants provided that the options are void and may not be exercised until and unless the shareholders of the Company approved the Plan and all grants that occurred through the date of Plan approval. The Company determined not to seek shareholder approval of the Plan or the options granted thereunder and to allow the Plan and the 12,56,041 options granted thereunder to terminate. As a result, the Plan is no longer in effect and all options granted under the Plan have terminated.

Of the option granted under the Plan, options exercisable for 3,503,682 shares were granted to Mr. Michael Silva, the Company’s CEO and Chairman; options exercisable for 2,407,000 shares were granted to Mr. Marlon Berrett, the Company’s president and a director; options exercisable for 1,480,668 shares were granted to Mr. Andrew Eberhardt, the Company’s vice president; options exercisable for 600,000 shares were granted to Mr. Bradley Berrett, the Company’s CFO; options exercisable for 833,441 shares were granted to Mr. Harry L. “Pete” Peterson, a Company director; and options exercisable for the remaining 3,735,000 shares were granted to consultants to the Company. All of such options have terminated and are of no further force or effect.

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the last fiscal year. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreements

We have entered into employment agreements with Michael Silva and Marlon Berrett for terms expiring in July 2008. The employment agreements provide that these officers shall receive (i) an annual salary of $220,000 and $180,000, respectively, (ii) discretionary bonuses, and (iii) they may participate in other benefits offered to Company employees generally.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2008, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers as a group. On March 31, 2008 the Company had 23,812,397 shares of Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage of Total(2)	Position
Michael Silva (3)	2,768,682	11.6%	CEO and Chairman
Marlon Berrett (4)	2,357,000	9.9%	President and director
Harry L. Peterson (5)	1,445,157	6.1%	Director
Andrew Eberhardt	1,080,668	4.5%	Vice President
Brad Berrett	200,000	*	CFO
Executive Officers and Directors as a Group (5 persons)	7,851,507	33.0%
LK Anderson Family (6) 2848 N. Foothill Dr. Provo, UT 84604	1,995,737	8.4%
Jack Rasmussen 1667 E. Hidden Valley Club Road Sandy, UT 84092	1,509,111	6.3%

* Less than 1%.

______________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
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

Item 12. Certain Relationships and Related Transactions Advances from Officers

Since the inception of Dental Cooperative, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to Dental Cooperative from time to time to cover expenses of the Company. As of December 31, 2007, any such advances had been repaid and the Company was not indebted to such persons.

Dentist Direct, LLC

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006. The parties have not yet concluded the arrangements described in the Memo. U.S. DentistDirect intends to pursue an agreement to license the name and provider panel known as Dentist Direct but no agreement has been entered into and there can be no assurance that such arrangements will be agreed. U.S. Dentist Direct and Dentist Direct, LLC are entities owned by separate parties. All development costs and liabilities associated with the organization and formation of Dentist Direct, LLC have been provided by Harry “Pete” Peterson, a director of the Company. Mr. Peterson is also the President and an owner of Dentist Direct, LLC.

Acquisition and Disposition of DPAT

Effective January 22, 2007, Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, assigned 100% of the membership interests in a DPAT, a dental practice, to Dental Practice Transition, Inc. so that after the assignment was effective Dental Practice Transition, Inc. became the sole member of DPAT. The Members were not paid any consideration in connection with this transaction.

On September 11, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT. Dental Practice Transition, Inc. received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan. Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

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

In connection with the sale, the company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT were reported within discontinued operations in the 2007 Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

The Index to Exhibits appears on pages 45 and 46 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $46,000 and $27,500, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed for all other fees by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

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

Date: April 9, 2008	DENTAL PATIENT CARE AMERICA, INC. (Registrant) By /s/ Michael Silva Michael Silva Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Silva Michael Silva	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 9, 2008
/s/ Brad Berrett Brad Berrett	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2008
/s Marlon Berrett Marlon Berrett	President and Director	April 9, 2008
/s/ Harry L “Pete” Peterson Harry L. “Pete” Peterson	Director	April 9, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
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

10.11	Assignment of Membership Interests in DPAT-1, LLC, effective January 22, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 20, 2007).
10.12	2006 Stock Option Plan
10.13	2007 Stock Option Plan (Incorporated by reference to Exhibit 10.13 of the Company’s 2006 Annual Report on Form 10-KSB filed April 2, 2007).
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

10.19

Management Services Agreement, by and between Dental Cooperative, Inc., Lowell K. Anderson DMD PC, and Dr. Anderson, dated May 17, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 4, 2007).

10.20	Assignment of Membership Interest, dated September 11, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 11, 2007).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-KSB/A, dated December 31, 2003).
21.1	Schedule of subsidiaries (Incorporated by reference to Exhibit 21 of the Company’s Form 10-KSB, dated December 31, 2004).
31.1	Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheet as of December 31, 2007	F - 3

Consolidated Statements of Operations for the Years

Ended December 31, 2007 and 2006	F - 4

Consolidated Statement of Stockholders’ Deficit

for the Years Ended December 31, 2007 and 2006	F - 5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2007 and 2006	F - 6

Notes to Consolidated Financial Statements	F - 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dental Patient Care America

Salt Lake City, Utah

We have audited the consolidated balance sheet of Dental Patient Care America, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Patient Care America, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring operating losses and lack of working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Dental Patient Care America’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 9, 2008

Dental Patient Care America, Inc.
Consolidated Balance Sheet
December 31, 2007

Assets

Current assets:
Cash	$ 52,720
Accounts receivable, (net of allowance for contractual and other write-offs of $45,697)	197,818
Current portion of long term deferred debt issuing costs	41,420
Notes receivable from employees or affiliated enterprises	40,000
Prepaids and other assets	9,066

Total current assets	341,024

Property and equipment, net	29,185
Long term deferred debt issuing costs	138,105
Other assets	34,661
Goodwill	67,833

Total Assets	$ 610,808

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 99,454
Accrued payroll liabilities	35,685
Accrued expenses	12,066
Other accrued interest	40,993
Member deposit payable	9,463

Total current liabilities	197,661

Long-term liabilities:
Long term notes payable	500,000
Long term practice acquisition liabilities	383,625

Total long term liabilities	883,625

Total liabilities	1,081,286

Stockholders' deficit:
Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding	-
Common stock, no par value, 50,000,000 shares
authorized; 23,587,691 shares issued and outstanding	1,255,893
Accumulated deficit	(1,726,371)

Total stockholders' deficit	(470,478)

Total Liabilities and stockholders deficit	$ 610,808

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31
	2007	2006

Cooperative revenues (net of member incentives of
$89,373, and $117,498 respectively)	$ 315,147	$ 310,485
Dental operations revenues (net of contractual and
bad debt write-offs of $258,834)	1,131,701	-
Total revenues	1,446,848	310,485

Costs and Expenses:
Dental operations expenses	1,087,099	-
General and administrative expense	923,067	771,173

Total costs and expenses	2,010,166	771,173

Loss from operations	(563,318)	(460,688)

Other income (expense):
Other income/(expense), net	4,379	22,155
Interest income/(expense), net	(132,489)	(36,268)
Related party interest expense	(15,534)	(23,571)

Net other income/(expense)	(143,644)	(37,684)

Income (Loss) from continued
operations	(706,962)	(498,372)

Income tax benefit (provisions)	-	-

Income/(Loss) before discontinued operations
and extraordinary gain	(713,805)	(498,372)

Gain on sale of discontinued operations	419,334	-
Income from discontinued operations	15,904	-

Total income from discontinued operations	435,238	-

Loss before extraordinary items	(271,724)	(498,372)

Extraordinary gain - negative goodwill	11,806	-

Net Loss	$ (259,918)	$ (498,372)

Basic income (loss) per common share
- continued operations	$ (0.03)	$ (0.02)
- discontinued operations	0.02	-
- extraordinary gains	0.00	-
Net income (loss) per share	$ (0.01)	$ (0.02)

Diluted income (loss) per common share
- continued operations	$ (0.03)	$ (0.02)
- discontinued operations	0.02	-
- extraordinary gains	0.00	-
Net income (loss) per common share	$ (0.01)	$ (0.02)

Weighted average shares outstanding - basic	23,470,298	23,081,443
Weighted average shares outstanding - diluted	23,651,535	23,081,443

Dental Patient Care America, Inc.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, December 31, 2005	-	$ -	22,169,762	$ 668,517	$ (968,081)	$ (299,564)

Common Stock Issued for Cash	-	-	1,120,000	240,000	-	240,000

Common Stock Options Issued for Member Dentist Services	-	-	-	103,978	-	103,978

Common Stock Options Excercised for Cash	-	-	32,935	8,018	-	8,018

Common Stock Issued for Services	-	-	7,715	2,315	-	2,315

Common Stock Warrants	-	-	-	178,634	-	178,634

Outstanding Stock Options Revalued at 12/31/06	-	-	-	(65,657)	-	(65,657)

Net Loss	-	-	-	-	(498,372)	(498,372)

Balance, December 31, 2006	-	-	23,330,412	1,135,805	(1,466,453)	(330,648)

Common Stock Issued for Practice Acquisition	-	-	84,000	17,280	-	17,280

Common Stock Issued for Services	-	-	60,000	12,000	-	12,000

Common Stock Options Excercised for Cash	-	-	53,279	8,054	-	8,054

Common Stock Issued for Debt Financing	-	-	60,000	11,400	-	11,400

Common Stock Warrants	-	-	-	76,645	-	76,645

Stock Offering Costs	-	-	-	(1,484)	-	(1,484)

Outstanding Stock Options Revalued at 12/31/07	-	-	-	(3,807)	-	(3,807)

Net Loss	-	-	-	-	(259,918)	(259,918)

Balance, December 31, 2007	-	$ -	23,587,691	$ 1,313,215	$ (1,733,214)	$ (470,478)

Dental Patient Care America, Inc.
Consolidated Statement of Cash Flows
	Years Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net Loss	$ (259,918)	$ (498,372)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Net income from discontinued operations	(15,904)	-
Extraordinary Gain	(11,806)	-
Gain on sale of discontinued operations	(419,334)	-
Depreciation	10,671	933
Common stock issued for services	12,000	2,315
Common stock issued for debt financing	11,400	-
Stock options issued for services	-	38,321
Amortization of deferred debt issuing costs	36,465	-
Revaluation of stock options issued for services	(3,807)	-
Stock warrants issued for debt financing	7,714	30,091
Accretion of practice acquisition liabilities	31,730	-
Decrease (increase) in:
Accounts receivable	(14,913)	10,237
Prepaid and other assets	2,175	(219)
Increase (decrease) in:
Accounts payable	46,861	(81,850)
Accrued liabilities	(9,801)	30,367
Related party accrued interest	(4,970)	(20,425)
Other accrued interest	39,908	1,085
Member deposits	9,463	20,000

Net cash used in
operating activities	(532,066)	(467,517)

Cash flows from investing activities:
Notes receivable from employees and affiliated enterprises	(40,000)	-
Purchase of property and equipment	(6,540)	-
Cash received in connection with acquisitions	31,868	-

Net cash used in investing activities	(14,672)	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	248,018
Proceeds from exercise of stock options	8,054	-
Payments of related party notes and advances	(117,408)	(14,592)
Proceeds from other notes and advances	-	50,000
Payments of other notes and advances	(25,000)	(25,000)
Proceeds from long term notes payable	225,000	275,000

Net cash provided by
financing activities	90,646	533,426

Cash provided by operating activities of
discontinued operations	26,978	-
Cash provided by investing activities of
discontinued operations	395,885	-

Net increase (decrease) in cash and
cash equivalents	(33,229)	65,909
Change in cash and cash equivalents from
discontinued operations	(25,161)	-
Cash and cash equivalents at beginning of period	111,110	45,201

Cash and cash equivalents at end of period	$ 52,720	$ 111,110

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Business

Dental Patient Care America, Inc. (the Company) was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, opportunities for profit sharing through this business model, and more recently to offer preferential business funding to our members. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company’s subsidiary U.S. DentistDirect, Inc. under the trade name “Dentist Direct”.

During 2007, the Company commenced implementing dental member practice transition funding models through its referral lending agreements that the Company concluded with Stillwater National Bank during 2006 (See note 15). The implementation of these models provides the ability to member dental practices to obtain financing toward the future transition of their practices from members who have chosen to retire or otherwise exit their practice, to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are referred to as Affiliate Members. (See note 7)

On June 30, 2004, Mountain Oil, Inc. (MOLI), a publicly traded company, changed its name to Dental Patient Care America, Inc. (DPCA), and executed a merger and plan of share exchange, whereby MOLI agreed to acquire 100 percent of the issued and outstanding shares of Dental Cooperative, Inc. (DCI) in exchange for 18,823,288 shares (or approximately 89%) of MOLI’s issued and outstanding common stock. Because the owners of DCI became the principal shareholders of the Company through the merger, DCI is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of DCI.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2007 and 2006, the Company had negative cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) further implementation of the new membership models made possible by the Company’s successful conclusion of the referral lending agreement with Stillwater National Bank during December 2006 (See Note 15),

(2) continued improvements and implementation of its product and service offerings, which now include the ability to offer expanded member financing opportunities through the Company’s association with Stillwater National Bank, and (3) aggressive expansion of its member population into additional state markets which management believes will increase membership and profitability.

Despite management’s confidence in the execution of items 1 through 3 above, management realizes, based on commonly recognized business risks, that there can be no guarantee that the Company will accomplish these objectives.

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

1) Cooperative Accounts Receivable

Management prepares its estimates of receivables from member dentists by reviewing amounts collected subsequent to any accounting period and determining what amount should be recorded to the previous period. No allowance for doubtful amounts is provided since bad debts are netted in the estimates of accounts receivable.

2) Dental Operations Accounts Receivable

Dental operations accounts receivable are recorded at invoiced amounts. Receivables are reserved based upon historical contractual write-off’s, adjustments, and bad debt. A significant majority of the revenue received for services provided are paid by insurance companies with whom the Company has entered into provider contracts which prescribes the amount the Company will be reimbursed for services.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows. As of December 31, 2007 and 2006, the Company does not consider any of its long-lived assets to be impaired.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of property and equipment are reflected in the statement of operations.

Revenue Recognition

Cooperative Revenue Recognition - Associate Membership

The Company charges its Associate member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate member dental practice purchase and transition financing arrangements and one sale arrangement (See Notes 6 & 7). The Company charges Affiliate members membership fees based upon the margin from the dental practices that enter into such agreements, or the amount of financing obtained by the practice in the funding transaction, or a percentage of practices’ valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

The Company pays incentives to it’s members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

Practice Revenue Recognition

The Company’s dental practices charge fees to its patients for dental services performed. Fees are established internally by the practices based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of it’s patients. The company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2007, as the remaining service was rendered.

Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 727,700 shares of common stock as of December 31, 2007, and 630,979 as of December 31, 2006 (See Note 12).

2. Stock Transactions

During the first quarter of 2007, the Company issued 84,000 shares of common stock to two member dentists associated with the acquisition of their practices. During the second, third and fourth quarter of 2007, option holders exercised 53,279 options to purchase common stock which resulted in aggregate proceeds of $8,054. The Company additionally issued 60,000 shares of common stock in exchange for debt financing during the third quarter of 2007, at a valuation of $0.19 per share, and another 60,000 shares during the third quarter of 2007 in exchange for services rendered to the Company at a valuation of $0.20 per share.

3. Property and Equipment

                 Property and equipment consists of the following as of December 31, 2007:

Furniture and equipment	$110,494
Less accumulated depreciation	(81,309)

$29,185

Depreciation expense totaled $10,671 for the year ended December 31, 2007, and $933 for the year ended 2006.

4. Member Deposits Payable

The Company previously entered into contingent “affiliate agreements” with dentist members that would provide for increased management fees in return for the Company to make loans to the dentist members. These agreements were contingent upon the Company obtaining financing and establishing a formal policy to implement these provisions and issue the loans.

On November 17, 2006, the Company entered into an agreement to purchase the dentist member’s practice, subject to various contingencies, in consideration for payments in the form of Company stock and cash. Effective January 2007, the Company concluded the acquisition of this dental practice and has consolidated the operations of this practice within the accompanying financial statements. As of December 31, 2006, and December 31, 2007, the Company held such deposit amounts of $135,770 and $108,616 respectively, which amount is eliminated in consolidation. The deposit held is being amortized and recognized as a reduction in the dentist members’ management fees payable to the Company over the life of the Management Services Agreement which was entered into with the dentist member concurrent with the agreement to purchase the practice. Amortization of this deposit totaled $27,154 during the year ended 2007.

The remaining member deposits payable in the accompanying balance sheet consists of prepayments of the contractual final month member fees paid by member dentists who have entered into Affiliate Membership agreements. Such deposits will be recognized as income during the final month of these member agreements.

5. Notes Payable

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has advanced loans to the Company in the amount of five hundred thousand dollars ($500,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The Company recognized $40,692 of interest expense associated with this note payable during the year ended 2007.

 No accrued interest has been paid. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices. Additionally, the Security Agreement contains provisions that additional funds may not be available to be advanced to the Company after November 15, 2007. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise (See Note 13). Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

6. Consolidated Acquisitions

Acquisition of Practice from Dr. Clegg

In January 2007, the Company acquired 100% of Richard R. Clegg, DDS PC (the “Clegg Practice”) in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice are included in the accompanying consolidated statement of operations.

The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition and 60,000 will be given on the anniversary of the acquisition for the next four years.

The estimated fair values of assets acquired and liabilities assumed in the acquisition are as follows:

Current Assets	$289,179
Fixed Assets	31,405
Goodwill	67,833
Total Assets Acquired	388,418
Total Liabilities Assumed	24,523

Net Assets Acquired	$363,895

Goodwill of $67,833 resulting from the acquisition resulted from the payment of a premium (i.e. goodwill), over the fair value of the net tangible and identified intangible assets. The purchased goodwill is not deductible for tax purposes.

Acquisition and Sale of DPAT-1, LLC

In January 2007, 100% of membership interests in DPAT-1, LLC (DPAT), was acquired through the assignment of those interests to Dental Practice Transition, Inc., a wholly owed subsidiary of the Company, who became the sole member of DPAT. The results of operations of DPAT for the period January through August 2007, are included in the consolidated statement of operations.

As the membership interests of DPAT were assigned to Dental Practice Transition, Inc., there was no consideration given for the membership interests. The acquisition was accounted for under FAS 141. The purchase price was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of DPAT net assets acquired exceeded the acquisition costs by $11,805.

The following table summarizes the fair value of assets acquired and liabilities assumed and extraordinary gain recognized at the date of acquisition:

Current Assets	$76,739
Total Assets Acquired	76,739
Total Liabilities Assumed	64,934

Extraordinary Gain	$11,805

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interests in DPAT to 39th Street Dental, LLC, so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT. Dental Practice Transition, Inc., received four hundred twenty-nine thousand dollars ($429,000) in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan. The parties to the transaction determined the sale price. The purpose of the sale was to provide the Company with working capital. Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interest is owned by the independent dentists who provide dental services to 39th Street Dental, LLC. (See note 8)

7. Practice acquisitions, Affiliate Memberships, and loan fundings.

During 2007, under the Company’s dental practice transition business, we have entered into five Affiliate Membership and dental practice purchase arrangements as described below:

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of the closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

In connection with the Purchase Agreement, the Cooperative, Dental Associates, Inc. and Drs. Rasmussen and Boyer executed a Management Agreement. Under the Management Agreement, the Company has retained Dental Associates, Inc. to manage and operate the dental practice for a five year period in consideration a percentage of Dental Associates, Inc.’s margin (i.e. Dental Associates, Inc.’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement was effective immediately upon initial closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

Acquisition of Practice from Dr. Packer

Effective April 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with P. Berrett Packer DDS, Inc., (the “Provider”) and Dr. Berrett Packer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Packer’s dental practice in consideration for future cash payments and 120,000 shares of common stock (24,000 were issued at closing and 24,000 will be issued on each of the first four annual anniversary date and the closing). The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the closing date. In connection with the closing, the Provider obtained a loan in the principal amount of twenty percent (20%) of the practice purchase price from Stillwater National Bank and Trust Company (the “Loan”). The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative, Provider and Dr. Packer executed a Management Agreement. Under the Management Agreement, the Company has retained the Provider to independently manage and operate the dental practice for a five-year period in consideration for a percentage of the Provider’s margin (i.e., the Provider’s collections less operating expenses) plus an additional cash payment.

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

Acquisition of Practice from Dr. Anderson

Effective June 4, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Lowell K. Anderson DMD PC (the “Provider”) and Dr. Lowell K. Anderson. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Anderson’s dental practice in consideration for future cash payments and stock options exercisable for 1,000,000 shares of common stock. The options will be granted under the Company’s 2007 Stock Option Plan (the “Plan”). The Plan is subject to shareholder approval and if such approval is not obtained then any options granted under the Plan will be null, void and of no force or effect. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the closing date. In connection with the closing, the Provider obtained a loan in the principal amount of fifty-percent (50%) of the practice purchase price from Stillwater National Bank and Trust Company. The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Anderson executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice for a five-year period in consideration for a percentage of the Provider’s margin (i.e. the Provider’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and margin levels that must be maintained during the term of the Agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the Purchase Agreement and Management Agreement to the amounts owing to Stillwater National Bank and Trust Company under the loan.

Acquisition of Practice from Dr. Woodbury

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with William E. Woodbury, PC, (the “Provider”) and Dr. William E. Woodbury. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Woodbury’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Woodbury executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Binns

Effective November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Ralph Binns, DDS, (the “Provider”) and Dr. Ralph W. Binns. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Binn’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Binns executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

8. Discontinued Operations and Related Party Transactions

On September 11, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT (See note 6). Dental Practice Transition, Inc. received four hundred twenty-nine thousand dollars ($429,000), which included $396,597 in cash and a note receivable of $32,403, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan.

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

As explained previously, the operations of DPAT were reported within discontinued operations in the accompanying Consolidated Statements of Operations. Operations of DPAT ceased effective August 31, 2007. A summarization of DPAT operations for the eight month period ended August 31, 2007 is as follows:

Eight Months Ended August 31, 2007
Dental operations revenues	$434,168
Dental operations expense	(421,735)

Income from dental operations	12,433

Other income/(expense), net	3,843
Interest income/(expense), net	(372)

Income from discontinued operations	$15,904

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Operating Officer which obligate the Company to pay an aggregate sum of approximately $400,000 per year in salaries, plus discretionary bonuses, beginning June 1999 and continuing through June 2008. The Chief Executive Officer and Chief Operating Officer have permanently waived the Company’s obligation and any claims on these agreements through December 31, 2007.

Operating Leases

The Company’s corporate office leases office space and equipment under cancelable month-to-month operating leases. Total rent expense related to these operating leases for the years ended December 31, 2007 and 2006 was approximately $55,297 and $49,844, respectively.

The Company’s dental operations office has a lease with a third party through June 2013, for office space that contains customary escalation charges from year-to-year. At December 31, 2007, future minimum lease payments under this non-cancelable operating lease are as follows:

Year Ending December 31:
2008	$27,444
2009	27,804
2010	28,056
2011	28,308
2012	28,308
2013	14,154
Total future minimum lease payments	$154,074

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

10. Income Taxes

                   The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

	2007	2006
Book Loss	$(101,368)	$(194,365)
Federal income tax (provision)
benefit at statutory rate	-	-
Accretion	12,375	-
M & E	1,794	700
Stock for services	4,680	903
Accrued expenses	-	7,965
Options and warrants expense	(1,485)	14,945
Change in valuation allowance	84,004	169,852
	$-	$-

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

	2007	2006

Net operating loss	$464,812	$448,906
Depreciation	(50)	-
Other	-	1,938
Valuation allowance	(464,762)	(450,844)
	$-	$-

At December 31, 2007, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $1,100,000, which will begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”, which clarifies the accounting and disclosure for Uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings and consultation with its tax advisors, the Company believes that it has taken tax positions in preceding years that could potentially result in reductions to it’s cumulative net operating loss carryforwards of approximately $231,535. The Company is subject to audit by the IRS and the State of Utah for the prior three years.

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the year ended December 31, 2007.

11. Stock-Based Compensation

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

12. Stock Options

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

As of December 31, 2006, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended December 31, 2007.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June 0f 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. As these options are variable securities, the Company revalued the 463,700 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2007. At December 31, 2007, the 463,700 remaining outstanding options had a Black/Scholes fair market value of $23,185.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 13,000,000 shares of common stock are allocated to the Plan. In addition, on March 8, 2007, the board of directors granted options exercisable for 12,559,791 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan are subject to shareholder approval. The option grants provide that the options are void and may not be exercised until and unless the shareholders of the Company approve the Plan and all grants that have occurred through the date of Plan approval. As of December 31, 2007, shareholder approval for the Plan had not been sought or obtained.

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

The Company used the Black-Scholes valuation model to estimate the fair value of its stock-based awards. Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for this group of options outstanding at December 31, 2007:

Risk-free interest rate	3.45%
Expected life in years	3.78
Dividend yield	0
Expected volatility	166.90%

A summary of the status of the Company’s stock option plans as of December 31, 2007 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2006	630,979	$1.17

Granted	150,000	0.14
Cancelled / Expired	-	-
Exercised	(53,279)	0.15

Outstanding, December 31, 2007	727,700	$1.00

Exercisable, December 31, 2007	727,700	$1.00

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	1.50	$2.50	264,000	$2.50
0.14	463,700	3.78	0.14	463,700.14
$2.50 – 0.14	727,700	3.00	$1.00	727,700	$1.00

13. Stock Warrants

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has made initial loans to the Company in the amount of five hundred thousand dollars ($500,000) and may make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. Receipt of the additional loan proceeds is contingent upon the Company acquiring specified numbers of dental practices and is subject to other provisions (See note 5).

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

For the years ended December 31, 2007 and December 31, 2006, the Company recognized, as non-cash interest expense, the amounts of $36,465 and $305, respectively. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black/Scholes model.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal was due on November 15, 2006 and the remaining amounts owed were paid in full on June 1, 2007.

As additional consideration for the loan, the Company agreed to issue to the lenders on January 31, 2007, warrants exercisable for one hundred twenty five thousand shares of common stock at an exercise price of $.10 per share. The warrants will expire on December 31, 2010. During the year ended December 31, 2007, the Company recognized, as non-cash interest expense, an aggregate amount of $7,714 representing the pro-rata number of warrants obligated to be issued at January 31, 2007 from January 1, 2007.

The Company used the Black-Scholes valuation model to estimate the fair value of its warrants established at the date the warrant agreement was entered into. Use of the Black-Scholes valuation model to estimate the fair value of our warrants requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each warrant on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for warrants issued during the year ended December 31, 2007:

	Heartland	Barkley / Davis
Risk-free interest rate	4.86% - 3.45%	4.89%
Remaining life in years	4.00	3.00
Dividend yield	0	0
Expected volatility	166.90% - 163.50%	165.53%
Weighted average value per warrant	$0.17	$0.30

A summary of the status of the Company’s common stock warrants as of December 31, 2007, and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2006	513,269	$0.25

Issued	555,239	0.22
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2007	1,068,508	0.23

Exercisable, December 31, 2007	1,068,508	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	943,508	4.00	$0.25	943,508	$0.25
$0.10	125,000	3.00	$0.10	125,000	$0.10

14. Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2007 and 2006 the Company paid the following amounts for interest and income taxes:

	2007	2006

Cash paid for:
Interest	$23,068	$44,048

Income taxes	$-	$-

15. Loan Funding for Dental Practice Transition and Acquisition

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

16. Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109” (“FIN 48“), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns.  Upon review of the Company’s historical tax filings and consultation with its tax advisors, the Company believes that it has taken tax positions in preceding years that could potentially result in reductions to it’s cumulative net operating loss carryforwards of approximately $231,535. The Company is subject to audit by the IRS and the State of Utah for the prior three years. The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). See Note 11 and Note 12.

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008.  This staff position delays the effective date for implementation of SFAS 157to fiscal years beginning after November 15, 2008.  The Company will adopt SFAS 157 on January 1, 2009. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective for the Company beginning January 1, 2008.  The Company anticipates that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its consolidated financial statements.

17. Subsequent Events

Issuance of Stock

On January 2, 2008, the Company authorized and issued 83,333 shares of common stock to Dr. Michael S. Rockwell in connection with the Company’s profit sharing program. Profit sharing distributions are discretionary on the part of the Board of Directors, and granted to certain members who are deemed to have made significant contributions to Dental Cooperative through their membership and participation.

On March 19,2008, the Company issued 60,000 shares of common stock to Dr. Richard R. Clegg in connection with the first anniversary of the Practice Acquisition Agreement executed between the Company and Dr. Clegg (See Note 6).

On March 20, 2008, the Company issued 24,000 shares of common stock to Dr. P. Berrett Packer in connection with the first anniversary of the Affiliate Member Practice Purchase Agreement executed between the Company and Dr. Packer (See Note 7).

Issuance and Exercise of Stock Options

On January 2, 2008, the Company authorized and issued options to its member dentists to purchase an additional 45,000 shares of common stock under terms identical to those options issued in June of 2006 (See note 12). The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time.

During January, February and March of 2008, accredited member dentist option holders exercised options exercisable for 57,373 shares of common stock which resulted in aggregate proceeds of $7,790.

Acquisition of Practice from Dr. Rockwell

Effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Rosewood Dental, PC, (the “Provider”) and Dr. Michael S. Rockwell. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Rockwell’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Rockwell executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Acquisition of Practice from Dr. Curtis

Effective January 1, 2008, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., entered into an Affiliate Member Practice Purchase Agreement with Lindsay S. Curtis, DDS, (the “Provider”) and Dr. Lindsay S. Curtis. Under the Purchase Agreement, the Cooperative may acquire substantially all of Dr. Curtis’s dental practice in consideration for future cash payment. The amount of such future cash payment is to be determined by the average of the dental practices’ gross collections during the practices’ two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and Provider, at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Cooperative. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, Provider, and Dr. Curtis executed a Management Services Agreement. Under the Management Agreement, the Company has retained Provider to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, Provider is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

Private Stock Offering

On March 5, 2008, the Company’s Board of Directors authorized a private offering of up to one million (1,000,000) shares of the Company’s common stock for sale to qualified investors.

The resolution of the board authorizes the officers of the Company, under the direction of the President, to finalize and deliver a memorandum evidencing such offering, incorporating such amendments and modifications as the officers may approve.