Form 10-Q
period 2008-03-31
DENTAL PATIENT CARE AMERICA INC
filed 2008-05-15
CIK 1103017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from ______________________________ to ______________________________

Commission File Number 333-37842

               DENTAL PATIENT CARE AMERICA, INC.

(Exact name of registrant as specified in charter)

UTAH	87-0373840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 South 1300 East, Suite 500, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

(801) 990-3311
(Issuer's Telephone Number)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2008, the issuer had outstanding 23,982,397 shares of common stock, par value $0.001.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; failure to obtain adequate funding; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees, changing government regulations and laws applicable to the delivery of dental services, competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; failure to adequately integrate acquired businesses; material changes in laws or regulations applicable to the Company’s businesses; as well as other factors and other risks set forth in Item 6. Management’s Discussion and Analysis or Plan of Operation: Risk Factors” of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and elsewhere herein.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Dental Patient Care America, Inc. (the “Company” or the “Issuer”), files herewith its consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007, the related consolidated condensed statements of operations for the three months ended March 31, 2008 and 2007, and the related consolidated condensed statements of cash flows for the three months ended March 31, 2008 and 2007. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F - 2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2008 and 2007	F - 3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2008 and 2007	F - 4

Notes to Consolidated Financial Statements	F - 5

Dental Patient Care America, Inc.
Consolidated Balance Sheets

Assets	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Current assets:
Cash	$ 78,491	$ 52,720
Accounts receivable, (net of allowance for contractual and other write-offs
of $45,697, and $45,697, respectively)	197,879	197,818
Current portion of long term debt deferred debt issuing costs	42,249	41,420
Notes receivable from employees or affiliated enterprises	30,000	40,000
Prepaids and other assets	3,985	9,066

Total current assets	352,604	341,024

Property and equipment, net	29,410	29,185
Long term deferred debt issuing costs	126,747	138,105
Other assets	36,105	34,661
Goodwill	67,833	67,833

Total Assets	$ 612,699	$ 610,808

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 142,088	$ 99,454
Accrued payroll liabilities	100,114	35,685
Accrued expenses	14,680	12,066
Accrued interest	53,459	40,993
Related-party notes payable	8,665	-
Member deposit payable	9,463	9,463

Total current liabilities	328,469	197,661

Long-term liabilities:
Long term notes payable	500,000	500,000
Long term practice acquisition liabilities	380,062	383,625

Total long term liabilities	880,062	883,625

Total liabilities	1,208,531	1,081,286

Stockholders' deficit:
Preferred stock, no par value, audthorized 10,000,000
shares; no shares issued or outstanding	-	-
Common stock, no par value, 50,000,000 shares
authorized; 23,812,397 and 23,587,691 shares issued
and outstanding, respectively	1,299,047	1,255,893
Accumulated deficit	(1,894,879)	(1,726,371)

Total stockholders' deficit	(595,832)	(470,478)

Total Liabilities and stockholders' deficit	$ 612,699	$ 610,808

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cooperative revenues (net of member incentives of
$32,544 and $22,237, respectively)	$ 98,682	$ 78,451
Dental operations revenues (net of contractual and
bad debt write-offs of $78,411,and $64,002, respectively)	293,310	290,352
Total revenues	391,992	368,803

Costs and Expenses:
Dental operations expenses	281,260	266,593
General and administrative expense	249,700	231,194
Total costs and expenses	530,960	497,787

Loss from operations	(138,968)	(128,984)

Other income (expense):
Other income, net	1,487	2,886
Interest expense, net	(31,027)	(14,092)
Related party interest expense	-	(5,283)

Net other expense	(29,540)	(16,489)

Loss from continued operations	(168,508)	(145,473)

Income tax benefit (provisions)	-	-

Loss before discontinued operations and extraordinary gain	(168,508)	(145,473)

Income from discontinued operations	-	7,433

Extraordinary gain - negative goodwill	-	11,806

Net income (loss) per common share	$ (168,508)	$ (126,234)

Basic and diluted income/(loss) per common share
- continued operations	$ (0.01)	$ (0.01)
- discontinued operations	-	0.00
- extraordinary gain	-	0.00
Net Loss per common share	$ (0.01)	$ (0.01)

Weighted average shares outstanding
- basic and diluted	23,706,695	23,369,612

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Loss	$ (168,508)	$ (126,234)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Extraordinary Gain	-	(11,806)
Depreciation	3,009	2,647
Amortization of deferred debt issuing costs	10,529	6,915
Revaluation of stock options	2,250	(18,348)
Stock warrants issued for debt financing	-	7,714
Accretion of practice acquisition liabilities	8,437	7,470
Common stock issued for services	15,834	-
Decrease (increase) in:
Accounts receivable	(61)	1,433
Prepaid and other assets	8,917	(4,113)
Increase (decrease) in:
Accounts payable	42,634	40,625
Accrued liabilities	67,043	96,522
Related party accrued interest	-	(2,263)
Other accrued interest	12,466	7,810
Member deposits	-	1,257

Net cash provided by operating activities	2,550	9,629

Cash flows used in investing activities:
Notes receivable due from employees or affiliated enterprises	10,000	-
Purchase of property and equipment	(3,234)	(896)
Cash received in connection with acquisitions	-	31,868

Net cash provided by investing activities	6,766	30,972

Cash flows from financing activities:
Proceeds from exercise of stock options	7,790	-
Proceeds from related party notes and advances	8,665	-
Payments on notes payable	-	(713)

Net cash provided by (used in) financing activities	16,455	(713)

Net increase in cash	25,771	39,888

Cash at beginning of period	52,720	111,110

Cash at end of period	$ 78,491	$ 150,998

See accompanying notes to consolidated financial statements.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Company Background

Dental Patient Care America, Inc. (‘we”, “us”, “our”, “the Company”) is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through three operating subsidiaries, Dental Cooperative, Inc., U.S. DentistDirect, Inc., and Dental Practice Transition, Inc.

Dental Cooperative, Inc., our oldest operating subsidiary, was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, opportunities for profit sharing through this business model, and more recently to offer preferential business funding to our members. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network, which offers dental care plans to employers and other groups through the Company’s subsidiary U.S. DentistDirect, Inc. under the trade name “Dentist Direct”.

During 2007, the Company commenced implementing dental member practice transition funding models through its referral lending agreements that the Company concluded with Stillwater National Bank during 2006. The implementation of these models provides the ability to member dental practices to obtain financing toward the future transition of their practices from members who have chosen to retire or otherwise exit their practice, to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are referred to as Affiliate Members. (See note 14)

2.	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2008.

3.	Loss Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 715,327 and 727,700 shares of common stock as of March 31, 2008 and December 31, 2007 respectively (See Note 8). The Company also had warrants outstanding and exercisable to purchase 1,077,496 and 1,068,508 shares of common stock at March 31, 2008 and December 31, 2007 respectively (See Note 9).

4.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2007 and 2006, and continuing through the quarter ended March 31, 2008, the Company had negative cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) further implementation of the new membership models made possible by the Company’s successful conclusion of the referral lending agreement with Stillwater National Bank during December 2006, (2) continued improvements and implementation of its product and service offerings, which now include the ability to offer expanded member financing opportunities through the Company’s association with Stillwater National Bank, and (3) aggressive expansion of its member population into additional state markets which management believes will increase membership and profitability.

Despite management’s confidence in the execution of items 1 through 3 above, management realizes, based on commonly recognized business risks, that there can be no guarantee that the Company will accomplish these objectives.

5.	Revenue Recognition

Cooperative Revenue Recognition - Associate Membership

The Company charges its Associate member dentists membership fees, and marketing fees for referrals provided by the Company, and it receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable, and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate member dental practice purchase and transition financing arrangements and an additional two such agreements during the quarter ended March 31, 2008 (See Note 14). The Company charges Affiliate members membership fees based upon the margin from the dental practices that enters into such agreements, or the amount of financing obtained by the practice in the funding transaction, or a percentage of the practices’ valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

The Company pays incentives to its members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. Such incentives are discretionary on the part of the Board of Directors, and granted to certain members who are deemed to have made significant contributions to Dental Cooperative through their membership and participation. These incentives are accounted for as a reduction of Cooperative revenues.

Practice Revenue Recognition

The Company’s dental practices charges fees to its patients for dental services performed. Fees are established internally by the practice based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Company’s patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of its patients. The Company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers.

6.	Stock Based Compensation

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of March 31, 2008, and December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions.

7.	Notes Payable

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has advanced loans to the Company in the amount of five hundred thousand dollars ($500,000) and it originally agreed to make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The Company recognized $12,466 and $7,082 of interest expense associated with this note payable during the quarters ended March 31, 2008, and March 31, 2007, respectively. No accrued interest has been paid. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company thereunder. There can be no assurance that the Company will have sufficient funds available to repay the amounts owing under the Loan Agreement.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise (See Note 9). Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

8.	Stock Options

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

As of March 31, 2008, and December 31, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended March 31, 2008.

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

During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the quarter ended March 31, 2008, accredited member dentist option holders exercised options exercisable for 57,373 shares of common stock which resulted in aggregate proceeds of $7,790. As these options are variable securities, the Company revalued the 451,327 and the 463,700 outstanding options using Black-Scholes models to estimate their fair market valuation at March 31, 2008, and December 31, 2007 respectively. At March 31, 2008, the 451,327 remaining outstanding options had a Black-Scholes fair market value of $22,566. Comparatively, the 463,700 outstanding options at December 31, 2007 had a Black-Scholes value of $23,185.

The Company used the Black-Scholes valuation model to estimate the fair value of its stock-based awards. Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for this group of options outstanding at March 31, 2008:

Risk-free interest rate	2.46%
Expected life in years	3.51
Dividend yield	0
Expected volatility	150.50%

A summary of the status of the Company’s stock option plans as of March 31, 2008 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2007	727,700	$1.00

Granted	45,000	0.14
Cancelled / Expired	-	-
Exercised	(57,373)	0.14

Outstanding, March 31, 2008	715,327	$1.01

Exercisable, March 31, 2008	715,327	$1.01

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 03/31/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	1.25	$2.50	264,000	$2.50
0.14	451,327	3.51	0.14	451,327.14
$2.50 – 0.14	715,327	2.39	$1.01	715,327	$1.01

9.	Stock Warrants

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has made loans to the Company in the amount of five hundred thousand dollars ($500,000) and originally agreed to make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Heartland Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company thereunder.

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

For the quarters ended March 31, 2008, and March 31, 2007, the Company recognized, as non-cash interest expense, the amount of $10,529, and $6,915 respectively. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black-Scholes model.

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

The Company utilizes the Black-Scholes valuation model to estimate the fair value of its warrants established at the date the warrant agreement was entered into. Use of the Black-Scholes valuation model to estimate the fair value of our warrants requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each warrant on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for warrants issued during the quarter ended March 31, 2008:

Heartland
Risk-free interest rate	2.46% - 2.82%
Remaining life in years	3.75
Dividend yield	0
Expected volatility	167.74% - 163.59%
Weighted average value per warrant	$0.16

A summary of the status of the Company’s common stock warrants as of March 31, 2008, and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2007	1,068,508	$0.23

Issued	8,988	0.25
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, March 31, 2008	1,077,496	0.23

Exercisable, March 31, 2008	1,077,496	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	952,496	3.75	$0.25	952,496	$0.25
$0.10	125,000	2.75	$0.10	125,000	$0.10

10.	Stock Transactions

During March 2008, the Company issued 84,000 shares of common stock to two member dentists associated with the acquisition of their practices. During January, February, and March 2008, option holders exercised 57,373 options to purchase common stock which resulted in aggregate proceeds of $7,790. On January 2, 2008, the Company authorized and issued 83,333 shares of common stock to a member dentist, at a valuation of $0.19 per share, in connection with the Company’s profit sharing program. Profit sharing distributions are discretionary on the part of the Board of Directors, and granted to certain members who are deemed to have made significant contributions to Dental Cooperative through their membership and participation.

11.	Private Stock Offering

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

12.	Consolidated Acquisitions

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

13.	Discontinued Operations

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC. The operations of DPAT for the quarter ended March 31, 2007, were reported within discontinued operations in the accompanying Consolidated Statements of Operations. A summarization of DPAT operations for the three months ended March 31, 2007, is as follows:

Three Months Ended March 31, 2007

Dental operations revenues	$ 180,868
Dental operations expense	(175,031)

Income from dental operations	5,837

Other income/(expense), net	23
Interest income/(expense), net	1,573

Income from discontinued operations	$ 7,433

14.	Practice acquisitions, Affiliate Memberships, and loan fundings.

During the quarter ended March 31, 2008, under the Company’s dental practice transition business, the Company entered into two Affiliate Membership and Dental Practice Purchase arrangements. Such arrangements typically involve the execution of a purchase agreement (the “Purchase Agreement”) between the Company and the dental practice pursuant to which the Company may acquire substantially all of the assets of the practice in consideration for future cash payments. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the initial closing date, and can be cancelled at any time by the dental practice. The Purchase Agreement contains non-compete, confidentiality, indemnification, and other provisions. The parties also execute a management agreement (the “Management Agreement”) pursuant to which the Company retains the owner and dental practitioner (the “Provider”), to manage and operate the dental practice for a five year period in consideration of a percentage of the dental practice’s margin (i.e. the practice’s collections less operating expenses), or the payment of a predetermined fixed management fee. The Management Agreement also contains requirements with respect to minimum collection and/or margin levels that must be maintained during the term of the agreement.

In connection with the initial closing, the dental practice may obtain a loan arranged by the Company through the Company’s referral lending relationship with Stillwater National Bank and Trust Company (the “SNB”). Obtaining or accepting such loan by the practice at the initial closing is not a condition of Affiliate Membership, or the ultimate execution of the future Purchase Agreement between the practice and the Company, but is offered to those practices who desire the availability of this funding facility. The amount of such loans, to the extent they may be made, vary according to the value of each individual practice and are subject to negotiation between SNB and the Provider, who is a party to the Purchase Agreement. Such loans are secured and guaranteed by the Provider, and SNB retains the right, in its sole discretion, to accept or reject any loan request. In connection with the loan to the practice, the Company agrees to subordinate certain rights under the Purchase Agreement and Management Agreement to the amounts owing to SNB under the loan.

15.	Related Party Transactions

On March 18, 2008, Marlon R. Berrett, an officer and director of the Company, advanced $8,665 to the Company for operational use. The advance bears no term or interest.

16.	Supplemental Disclosure of Cash Flow Information

During the quarters ended March 31, 2008 and 2007 the Company paid the following amounts for interest and income taxes:

	2008	2007

Cash paid for:
Interest	$-	$7,547

Income taxes	$-	$-

17.	Income Taxes

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

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the quarter ended March 31, 2008, and year ended December 31, 2007.

18.	Subsequent Events.

Sale of Stock

On April 22, 2008, the Company sold 170,000 shares of common stock to an accredited investor under the private stock offering authorized by the Board of Directors on March 5, 2008 (See Note 11). The sale resulted in aggregate proceeds of $17,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007.

Overview

We earn revenue from our dental cooperative business through membership fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, we provide service to our members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through our financing agreements with a third party lender. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as “Associate Member Dentists.” During 2007, we commenced implementing dental member practice transition funding models using the referral lending agreements we had concluded with a third party lender during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” We earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $1,700 to approximately $5,300 per month. During 2007, we completed our acquisition of two dental practices and completed our first five dental practice purchase and transition financing arrangements and one practice sale arrangement. During the first quarter of 2008, we completed an additional two dental practice purchase and transition financing arrangements. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists.

During the second quarter of 2007, we standardized the practice purchase and transition financing arrangements entered into with Affiliate Members and we determined that such agreements were no longer material to the Company on an individual basis. As a result, from and after September 30, 2007, we discontinued our previous practice of filing a current report on Form 8-K each time a practice purchase and transition financing arrangement was entered into and of filing copies of such agreements as exhibits to our periodic reports.

Financial Position

We had $78,491 in cash as of March 31, 2008. Our working capital as of March 31, 2008 was $24,135, compared to working capital of $143,363 at December 31, 2007. Our net loss for the first quarter of 2008 was $168,508 compared to a net loss of $126,234 for the corresponding period of 2007. The ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fiscal Quarters Ended March 31, 2008 and 2007

Our dental practice management revenues (net of member incentives), referred to as “cooperative revenues” in the financial statements, were $98,682 for the first fiscal quarter of 2008 as compared to $78,451 for the first fiscal quarter of 2007. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The increase in cooperative revenues resulted primarily from a small decrease in the number of Associate Members and a reduction in Associate Member fees, which was more than offset by an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees.

Member incentives were $32,544 for the first fiscal quarter of 2008 as compared to $22,237 for the first fiscal quarter of 2007. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. The Member incentives during the first quarter of 2008 included shares of common stock valued at $15,833 which were issued to a member dentist in recognition of his extraordinary contributions to the Dental Cooperative. Member incentives are discretionary with the Board of Directors, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues were $293,310 for the first fiscal quarter of 2008 as compared to $290,352 for the first fiscal quarter of 2007 (net of contractual and bad debt write-offs of $78,411 and $64,002 for the first quarters of 2008 and 2007, respectively). These revenues include consolidated financial information from DPAT-2, LLC (previously referred to by the Company as the Richard R. Clegg DDS PC practice), which we acquired in the first quarter of 2007 and continue to own, but do not include revenues from DPAT-1, LLC (previously referred to by the Company as DPAT or the DPAT practice) which we acquired during the first quarter of 2007 and sold during the third quarter of 2007. The results of operations of DPAT-1 for the quarter ended March 31, 2007 are reported within "income form discontinued operations" in the amount of $7,433 in the consolidated statements of operations.

Dental operations expenses were $281,260 for the three months ended March 31, 2008 as compared to $266,593  for the three months ended March 31, 2007. These expenses include expenses incurred in the operation of DPAT-2 but do not include expenses incurred in the operation of DPAT-1. As discussed above, the results of operations of DPAT-1 during the first quarter of 2007 are reported within "income from discontinued operations" in the consolidated statements of operations.

General and administrative (“G&A”) expenses were $249,700 for the first quarter of 2008 as compared to $231,194 for the first quarter of 2007. The increase in G&A expenses is primarily due to increased professional fees, including consulting fees paid in connection with the Company’s evaluation and report on internal control over financial reporting and increased benchmarking fees under our Benchmarking Services Agreement with Heartland Dental Care, Inc. as described below.

Net other expense was $29,540 for the first three months of 2008 as compared to $16,489 for the first three months of 2007. The increase is primarily due to the increased interest expense in 2008 relating to borrowed funds and the recognition of non-cash interest expense relating to warrants issued for debt financing.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. Net cash provided by operating activities was $2,550 for the first three months of 2008 compared to $9,629 for the first three months of 2007. Net cash provided by investing activities was $6,766 for the first quarter of 2008 as compared to $30,972 during the corresponding period of 2007. The decrease is primarily due to cash in the amount of $31,868 received in connection with acquisitions during the first quarter of 2007 that was not repeated in 2008, offset by notes receivable from employees or affiliated enterprises of $10,000 in 2008 and $0 in 2007. We also received net cash from financing activities of $16,455 during the first quarter of 2008 as compared to net cash used in financing activities of $713 during the first quarter of 2007. The increase is primarily attributable to the exercise of stock options during the first quarter of 2008 and short term advances from an officer and director in the amount of $8,665. As of March 31, 2008 and December 31, 2007, our working capital was $24,135 and $143,363, respectively, and we had cash on hand of $78,491 and $52,720, respectively.

As of March 31, 2008, we have current assets of $352,604 as compared to $341,024 as of December 31, 2007. Our current liabilities of $328,469 at March 31, 2008 are lower than the balance of $197,661 at December 31, 2007. The increase in our current assets and decrease in our current liabilities is primarily the result of increased trade payables and accrued payroll liabilities.

We chose to continue to distribute Dental Cooperative member incentives during the first quarter of 2008, although we have only generated nominal positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

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

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is loaned to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually loaned. As a result, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

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

Finally, the Company and its directors entered into a Tag Along Rights Agreement with Heartland whereby the directors granted Heartland tag along rights in the event a director should enter into an agreement to transfer shares held by such director. The foregoing summary is qualified in its entirety by reference to the actual Heartland agreements, copies of which were included as exhibits to our current report on Form 8-K dated December 27, 2006.

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

During the first quarter of 2008, we authorized and issued options to our member dentists to purchase an additional 45,000 shares of our common stock at an exercise price equal to eighty percent (80%) of the average closing price of our stock for the 20 days prior to the date of exercise. At the date of issuance, all of these options were fully vested and could be exercised at any time. The variability in the exercise price requires these options to be treated as variable securities and to be valued at the end of each reporting period using Black-Scholes models to estimate their fair market valuation. The 45,000 options issued during the first quarter of 2008 were valued at $2,250.

On March 5, 2008, our Board of Directors authorized a private offering of up to 1,000,000 shares of our common stock for sale to qualified investors. We did not sell any shares in such private offering during the quarter ended March 31, 2008 and subsequent to the end of such quarter we sold 170,000 shares of common stock in such offering. No assurances can be given that we will be successful in raising any additional funds through the private offering.

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

Critical Accounting Policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

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

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

Recent Accounting Pronouncements

We are not aware of any new accounting pronouncements that would have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, the Company: (i) issued 83,333 shares of common stock to a member dentist as a discretionary member incentive; (ii) issued 60,000 shares of common stock to a dentist pursuant to the Practice Acquisition Agreement executed between the Company and such member dentist; (iii) issued 24,000 shares of common stock to a member dentist pursuant to the Affiliate Member Practice Purchase Agreement executed between the Company and such member dentist; and (iv) issued 57,373 shares of common stock to accredited member dentist option holders upon the exercise of options, which resulted in aggregate proceeds to the Company of $7,790. The foregoing transactions were effected in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.           Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Principal Executive	This Filing
and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive	This Filing
and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dental Patient Care America, Inc.

Date: May 15, 2008	By /s/ Michael Silva
Michael Silva
Chief Executive Officer
(Principal Executive Officer)