Form 10-Q
period 2008-06-30
DENTAL PATIENT CARE AMERICA INC
filed 2008-08-14
CIK 1103017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2008, the issuer had outstanding 23,991,848 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Dental Patient Care America, Inc. (the “Company” or the “Issuer”), files herewith its consolidated condensed balance sheets as of June 30, 2008 and December 31, 2007, the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2008 and 2007, respectively, and the related consolidated condensed statements of cash flows for the six month periods ended June 30, 2008 and 2007, respectively. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

Dental Patient Care America, Inc.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$ 101,309	$ 52,720
Accounts receivable, (net of allowance for contractual and other write-offs
of $41,161, and $45,697, respectively)	158,107	197,818
Current portion of long term debt deferred debt issuing costs	41,315	41,420
Notes receivable from employees or affiliated enterprises	30,000	40,000
Prepaids and other assets	3,985	9,066

Total current assets	334,716	341,024

Property and equipment, net	28,314	29,185
Long term deferred debt issuing costs	117,153	138,105
Other assets	32,191	34,661
Goodwill	67,833	67,833

Total Assets	$ 580,207	$ 610,808

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 162,134	$ 99,454
Accrued payroll liabilities	154,263	35,685
Accrued expenses	19,484	12,066
Accrued interest	65,925	40,993
Related-party notes payable	8,665	-
Member deposit payable	9,463	9,463

Total current liabilities	419,934	197,661

Long-term liabilities:
Long term notes payable	500,000	500,000
Long term practice acquisition liabilities	388,712	383,625

Total long term liabilities	888,712	883,625

Total liabilities	1,308,646	1,081,286

Stockholders' deficit:
Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding	-	-
Common stock, no par value, 50,000,000 shares
authorized; 23,982,397 and 23,587,691 shares issued
and outstanding, respectively	1,316,146	1,255,893
Accumulated deficit	(2,044,585)	(1,726,371)

Total stockholders' deficit	(728,439)	(470,478)

Total Liabilities and stockholders' deficit	$ 580,207	$ 610,808

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cooperative revenues (net of member incentives of
$16,088, $24,241, $48,631 and $46,478, respectively)	$ 89,860	$ 64,044	$ 188,542	$ 142,495
Dental operations revenues (net of contractual and
bad debt write-offs of $72,446, $78,473,
$150,857 and $142,474, respectively)	281,506	306,769	574,816	597,120
Total revenues	371,366	370,813	763,358	739,615

Costs and Expenses:
Dental operations expenses	271,987	299,856	553,247	566,449
General and administrative expense	218,700	217,615	468,400	448,808
Total costs and expenses	490,687	517,471	1,021,647	1,015,257

Loss from operations	(119,321)	(146,658)	(258,289)	(275,642)

Other income (expense):
Other income, net	1,181	956	2,668	2,119
Interest Income	504	-	1,085	1
Interest expense	(32,070)	(45,999)	(63,678)	(58,369)
Related party interest expense	-	(5,163)	-	(10,446)

Net other expense	(30,385)	(50,206)	(59,925)	(66,695)

Loss from continued operations	(149,706)	(196,864)	(318,214)	(342,337)

Income tax benefit (provisions)	-	-	-	-

Loss before discontinued operations and extraordinary gain	(149,706)	(196,864)	(318,214)	(342,337)

Income from discontinued operations	-	765	-	8,198

Extraordinary gain - negative goodwill	-	-	-	11,806

Net loss	$ (149,706)	$ (196,099)	$ (318,214)	$ (322,333)

Basic and diluted income/(loss) per common share
- continued operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
- discontinued operations	-	0.00	-	0.00
- extraordinary gain	-	-	-	0.00
Net Loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
- basic and diluted	23,942,730	23,416,025	23,825,961	23,393,285

See accompanying notes to consolidated financial statements.

Dental Patient Care America, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Loss	$ (318,214)	$ (322,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary Gain	-	(11,806)
Depreciation	5,918	5,196
Amortization of deferred debt issuing costs	21,057	16,074
Revaluation of stock options	2,349	(3,606)
Stock warrants issued for debt financing	-	7,714
Accretion of practice acquisition liabilities	17,087	15,298
Common stock issued for services	15,834	-
Decrease (increase) in:
Accounts receivable	39,711	(3,866)
Prepaid and other assets	12,831	4,568
Increase (decrease) in:
Accounts payable	62,680	42,081
Accrued liabilities	125,996	21,580
Related party accrued interest	-	(1,588)
Other accrued interest	24,932	14,703
Member deposits	-	9,463

Net cash provided by (used by) operating activities	10,181	(206,522)

Cash flows used in investing activities:
Notes receivable due from employees or affiliated enterprises	10,000	-
Purchase of property and equipment	(5,047)	(2,981)
Cash received in connection with acquisitions	-	31,868

Net cash provided by investing activities	4,953	28,887

Cash flows from financing activities:
Proceeds from exercise of stock options	7,790	774
Proceeds from common stock sold for cash	17,000	-
Proceeds from related party notes and advances	8,665	-
Proceeds from long term notes payable	-	225,000
Payments on notes payable	-	(28,661)

Net cash provided by financing activities	33,455	197,113

Net increase in cash	48,589	19,478

Cash at beginning of period	52,720	111,110

Cash at end of period	$ 101,309	$ 130,588

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

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2008.

3.	Loss Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 715,327 and 727,700 shares of common stock as of June 30, 2008 and December 31, 2007 respectively (See Note 8). The Company also had warrants outstanding and exercisable to purchase 1,084,296 and 1,068,508 shares of common stock at June 30, 2008 and December 31, 2007 respectively (See Note 9).

4.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2007 and 2006, and continuing through the quarter ended June 30, 2008, the Company has had negative or negligible cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) further implementation of the new membership models made possible by the Company’s conclusion of the referral lending agreement with Stillwater National Bank during December 2006, (2) continued improvements and implementation of its product and service offerings, which now include the ability to offer expanded member financing opportunities through the Company’s association with Stillwater National Bank, and (3) expansion of its member population into additional state markets which management believes will increase membership and profitability. However, no assurances can be given that the Company will be able to accomplish these objectives.

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

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate member dental practice purchase and transition financing arrangements and an additional five such agreements during the six months ended June 30, 2008 (See Note 14). The Company charges Affiliate members membership fees based upon (i) the margin from the dental practices that enters into such agreements, (ii) the amount of financing obtained by the practice in the funding transaction, or (iii) a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

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

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 R, “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123 R requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123 R, we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of June 30, 2008, and December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions.

7.	Notes Payable

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has advanced loans to the Company in the amount of five hundred thousand dollars ($500,000) and it originally agreed to make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The Company recognized $12,466 and $8,705 of interest expense associated with this note payable during the quarters ended June 30, 2008, and June 30, 2007, respectively. No accrued interest has been paid. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company thereunder. There can be no assurance that the Company will have sufficient funds available to repay the amounts owing under the Loan Agreement.

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

As of June 30, 2008, and December 31, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended June 30, 2008.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June of 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each quarterly reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. On January 2, 2008, the Company authorized and issued options to its member dentists to purchase an additional 45,000 shares of common stock under terms identical to those options issued in June of 2007 and 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each quarterly reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time.

During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the quarter ended March 31, 2008, accredited member dentist option holders exercised options exercisable for 57,373 shares of common stock resulting in aggregate proceeds of $7,790. During the quarter ended June 30, 2008, no options were exercised. As these options are variable securities, the Company revalued the 451,327 and the 463,700 outstanding options using Black-Scholes models to estimate their fair market valuation at June 30, 2008, and December 31, 2007 respectively. At June 30, 2008, the 451,327 remaining outstanding options had a Black-Scholes fair market value of $22,666. Comparatively, the 463,700 outstanding options at December 31, 2007 had a Black-Scholes value of $23,185.

The Company used the Black-Scholes valuation model to estimate the fair value of its stock-based awards. Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for this group of options outstanding at June 30, 2008:

Risk-free interest rate	3.34%
Expected life in years	3.27
Dividend yield	0
Expected volatility	151.19%

A summary of the status of the Company’s stock option plans as of June 30, 2008 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2007	727,700	$1.00

Granted	45,000	0.14
Cancelled / Expired	-	-
Exercised	(57,373)	0.14

Outstanding, June 30, 2008	715,327	$1.04

Exercisable, June 30, 2008	715,327	$1.04

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 06/30/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000	1.00	$2.50	264,000	$2.50
0.18	451,327	3.27	0.18	451,327.18
$2.50 – 0.18	715,327	2.39	$1.04	715,327	$1.04

9.	Stock Warrants

As additional consideration for the Loan, Security and Warrant Agreement (the “Loan Agreement) the Company entered into with Heartland Dental Care, Inc. (“Heartland”) referred to in Note 7, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. An exercise price for the warrants is a fixed price of twenty-five cents ($0.25), and the warrants expire on November 15, 2011. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is lent to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

For the quarters ended June 30, 2008, and June 30, 2007, the Company recognized, as non-cash interest expense, the amount of $10,529, and $8,198 respectively. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black-Scholes model.

In September 2006, we borrowed $50,000 from Messrs. Byron Barkley and Lyle Davis. One-half of the principal was repaid on November 15, 2006 and the remaining amounts owed were paid in full on June 1, 2007. As additional consideration for the loan, the Company agreed to issue to the lenders on January 31, 2007, warrants exercisable for 125,000 shares of common stock at an exercise price of $.10 per share. The warrants will expire on

December 31, 2010. During the year ended December 31, 2007, the Company recognized, as non-cash interest expense, an aggregate amount of $7,714 representing the fair value of the pro-rata number of warrants obligated to be issued at January 31, 2007 from January 1, 2007.

The Company utilizes the Black-Scholes valuation model to estimate the fair value of its warrants established at the date the warrant agreement was entered into. Use of the Black-Scholes valuation model to estimate the fair value of our warrants requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each warrant on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for warrants issued during the quarter ended June 30, 2008:

Heartland
Risk-free interest rate	3.03%
Remaining life in years	3.50
Dividend yield	0
Expected volatility	162.70%
Weighted average value per warrant	$0.19

A summary of the status of the Company’s common stock warrants as of June 30, 2008, and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2007	1,068,508	$0.23

Issued	15,788	0.25
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, June 30, 2008	1,084,296	0.23

Exercisable, June 30, 2008	1,084,296	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 6/30/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	959,296	3.50	$0.25	959,296	$0.25
$0.10	125,000	2.50	$0.10	125,000	$0.10

10.	Stock Transactions

During April 2008, the Company sold 170,000 shares of common stock to accredited investors at a price of $0.10 per share, which resulted in aggregate proceeds of $17,000. These shares were sold under a private offering authorized and approved by the Company’s Board of Directors on March 5, 2008 (See note 11).

11.	Private Stock Offering

On March 5, 2008, the Company’s Board of Directors authorized a private offering of up to one million (1,000,000) shares of the Company’s common stock for sale to accredited investors. The resolution of the board authorizes the officers of the Company, under the direction of the President, to finalize and deliver a memorandum evidencing such offering, incorporating such amendments and modifications as the officers may approve.

12.	Consolidated Acquisitions

Acquisition of Practice from Dr. Clegg

In January 2007, the Company acquired 100% of Richard R. Clegg, DDS PC (the “Clegg Practice”) in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice are included in the accompanying consolidated statement of operations.

The consideration given for the acquisition was $500,000 cash, which is payable on the fifth anniversary of the acquisition and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition, 60,000 were given during the first quarter of 2008, and 60,000 will be given on the anniversary of the acquisition for the next three years.

13.	Discontinued Operations

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC. The operations of DPAT for the quarter ended June 30, 2007, were reported within discontinued operations in the accompanying Consolidated Statements of Operations. A summarization of DPAT operations for the six months ended June 30, 2007, is as follows:

Six Months Ended June 30, 2007
Dental operations revenues	$ 328,258
Dental operations expense	(322,762)

Income from dental operations	5,496

Other income/(expense), net	319
Interest income/(expense), net	2,383

Income from discontinued operations	$ 8,198

14.	Practice acquisitions, Affiliate Memberships, and loan fundings.

During the six months ended June 30, 2008, under the Company’s dental practice transition business, the Company entered into four Affiliate Membership and Dental Practice Purchase arrangements. Such arrangements typically involve the execution of a purchase agreement (the “Purchase Agreement”) between the Company and the dental practice pursuant to which the Company may acquire substantially all of the assets of the practice in consideration for future cash payments. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the initial closing date, and can be cancelled at any time by the dental practice. The Purchase Agreement contains non-compete, confidentiality, indemnification, and other provisions. The parties also execute a management agreement (the “Management Agreement”) pursuant to which the Company retains the owner and dental practitioner (the “Provider”), to manage and operate the dental practice for a five year period in consideration of a percentage of the dental practice’s margin (i.e. the practice’s collections less operating expenses), or the payment of a predetermined fixed management fee. The Management Agreement also contains requirements with respect to minimum collection and/or margin levels that must be maintained during the term of the agreement.

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

16.	Supplemental Disclosure of Cash Flow Information

During the quarters ended June 30, 2008 and 2007 the Company paid the following amounts for interest and income taxes:

	2008	2007

Cash paid for:
Interest	$-	$7,052

Income taxes	$-	$-

17.	Income Taxes

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

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the quarter ended June 30, 2008, and year ended December 31, 2007.

18.	Subsequent Events

Issuance and Exercise of Stock Options

On July 1, 2008, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. Such options were issued under terms identical to those options issued in June of 2006, June of 2007, and January 2008 (See note 8). The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time.

During July and August of 2008, accredited member dentist option holders exercised options exercisable for 9,451 shares of common stock, which resulted in aggregate proceeds of $1,796.

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

Overview

We earn revenue from our dental cooperative business through membership fees assessed to our members as a percentage of their operating revenues and through marketing fees for patient referral services. In return, we provide service to our members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through our financing agreements with a third party lender. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as “Associate Member Dentists.” During 2007, we commenced implementing dental member practice transition funding models using the referral lending agreements we had concluded with a third party lender during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” We earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $1,700 to approximately $5,300 per month. During 2007, we completed our acquisition of two dental practices and completed our first five dental practice purchase and transition financing arrangements and one practice sale arrangement. During the first six months of 2008, we completed an additional five dental practice purchase and transition financing arrangements with two such arrangements being completed during the first quarter and three arrangements being completed during the second quarter of 2008. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists.

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

Financial Position

We had $101,309 in cash as of June 30, 2008. Our working capital deficit as of June 30, 2008 was ($85,218) as compared to a working capital surplus of $143,363 at December 31, 2007. Our net loss for the second quarter of 2008 was $149,706 compared to a net loss of $196,099 for the corresponding period of 2007. The ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three Months Ended June 30, 2008 and 2007

Our dental practice management revenues (net of member incentives), referred to as “cooperative revenues” in the financial statements, were $89,860 for the three months ended June 30, 2008 as compared to $64,044 for the three months ended June 30, 2007. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The increase in cooperative revenues resulted primarily from an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees, which was partially offset by a small decrease in the number of Associate Members and a reduction in Associate Member fees.

Member incentives were $16,088 for the three months ended June 30, 2008 as compared to $24,241 for the corresponding period of 2007. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives are discretionary with the Board of Directors, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues were $281,506 for the three months ended June 30, 2008 as compared to $306,769 for the three months ended June 30, 2007 (net of contractual and bad debt write-offs of $72,446 and $78,473, in 2008 and 2007, respectively). These revenues include consolidated financial information from DPAT-2, LLC (previously referred to by the Company as the Richard R. Clegg DDS PC practice), which we acquired in the first quarter of 2007 and continue to own, but do not include revenues from DPAT-1, LLC (previously referred to by the Company as DPAT or the DPAT practice) which we acquired during the first quarter of 2007 and sold during the third quarter of 2007. The results of operations of DPAT-1 for the quarter ended June 30, 2007 are reported within “income from discontinued operations” in the amount of $8,198 in the consolidated statement of operations. The $25,263 decrease in dental operation revenues during the second quarter of 2008 as compared to second quarter of 2007, a decrease of approximately 8%, results from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures, which management believes to be the result of a slowing economy as well as cyclical fluctuations in the business.

Dental operations expenses were $271,987 for the three months ended June 30, 2008 as compared to $299,856 for the three months ended June 30, 2007. These expenses include expenses incurred in the operation of DPAT-2 but do not include expenses incurred in the operation of DPAT-1. As discussed above, the results of operations of DPAT-1 during the second quarter of 2007 are reported within “income from discontinued operations” in the consolidated statement of operations. The $27,869 decrease in dental operations expenses in 2008 as compared to the second quarter of 2007, a decrease of approximately 9.3%, results from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures as discussed above, which also results in the reduction of variable expenses associated with such patient visits and procedures.

General and administrative (“G&A”) expenses were $218,700 for the second quarter of 2008 as compared to $217,615 for the second quarter of 2007.

Net other expense was $30,385 for the second quarter of 2008 as compared to $50,206 for the second quarter of 2007. The decrease is primarily due to the decreased interest expense in 2008 relating to the recognition of non-cash interest expense associated with warrants issued for debt financing. In addition, the debt giving rise to related party interest expense in the amount of $5,163 in 2007 was repaid in 2007 and no interest expense was incurred with respect to such debt during the 2008 period.

Six Months Ended June 30, 2008 and 2007

Our cooperative revenues (net of member incentives) were $188,542 for the six months ended June 30, 2008 as compared to $142,495 for the six months ended June 30, 2007. As discussed previously, the increase in cooperative revenues resulted primarily from an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees, which was partially offset by a small decrease in the number of Associate Members and a reduction in Associate Member fees.

Member incentives were $48,631 for the six months ended June 30, 2008 as compared to $46,478 for the corresponding period of 2007. The Member incentives during the six months ended June 30, 2008 included shares of common stock valued at $15,833 which were issued to a member dentist in recognition of his extraordinary contributions to the Dental Cooperative. Member incentives are discretionary with the Board of Directors, and these funds can be redirected to pay operating expenses as needed.

Our dental operation revenues were $574,816 for the six months ended June 30, 2008 as compared to $597,120 for the corresponding period of 2007 (net of contractual and bad debt write-offs of $150,857 and $142,474 in 2008 and 2007, respectively). As discussed above, these revenues include consolidated financial information from DPAT-2, LLC (previously referred to by the Company as the Richard R. Clegg DDS PC practice), which we acquired in the first quarter of 2007 and continue to own, but do not include revenues from DPAT-1, LLC (previously referred to by the Company as DPAT or the DPAT practice) which we acquired during the first quarter of 2007 and sold during the third quarter of 2007. The results of operations of DPAT-1 for the six months ended June 30, 2007 are reported within “income from discontinued operations” in the amount of $8,198 in the consolidated statement of operations. The $22,304 decrease in dental operation revenues during the first six months of 2008 as compared to the first six months of 2007, a decrease of approximately 3.8%, results from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures, which management believes to be the result of a slowing economy as well as cyclical fluctuations in the business.

Dental operations expenses were $553,247 for the six months ended June 30, 2008 as compared to $566,449 for the six months ended June 30, 2007. These expenses include expenses incurred in the operation of DPAT-2 but do not include expenses incurred in the operation of DPAT-1. As discussed above, the results of operations of DPAT-1 during the first quarter of 2007 are reported within “income from discontinued operations” in the consolidated statement of operations. The $13,202 decrease in dental operations expenses during the first six months of 2008 as compared to the first six months of 2007, a decrease of approximately 2.3%, results from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures as discussed above, which also resulted in the reduction of variable expenses associated with such patient visits and procedures.

General and administrative (“G&A”) expenses were $468,400 for the six months ended June 30, 2008 as compared to $448,808 for the first six months of 2007. The increase in G&A expenses is primarily due to increased professional fees, including consulting fees paid in connection with the Company’s evaluation and report on internal control over financial reporting and increased benchmarking fees under our Benchmarking Services Agreement with Heartland Dental Care, Inc. as described below.

Net other expense was $59,925 for the first six months of 2008 as compared to $66,695 for the first six months of 2007. The decrease results primarily from related party interest expense of $10,446 during the first six months of 2007 that was not repeated in the corresponding period of 2008 due to the repayment of the underlying debt during 2007.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. Net cash provided by operating activities was $10,181 for the six months ended June 30, 2008 compared to net cash used by operating activities of $206,522 during the first six months of 2007. The $216,703 increase in net cash provided by operating activities in 2008 as compared to 2007 is primarily due to increases in accrued liabilities ($104,416), accounts payable ($20,599) and other accrued interest ($10,229), the issuance of common stock for services in 2008 ($15,834), and decreases in accounts receivable ($43,577). Net cash provided by investing activities was $4,953 for the first six months of 2008 as compared to $28,887 during the corresponding period of 2007. The decrease is primarily due to cash in the amount of $31,868 received in connection with acquisitions during the first six months of 2007 that was not repeated in 2008, offset by notes receivable from employees or affiliated enterprises of $10,000 in 2008 and $0 in 2007. We also received net cash from financing activities of $33,455 during the first six months of 2008 as compared to $197,113 during the first six months of 2007. The decrease is primarily attributable to the receipt of $225,000 from long term notes payable in 2007, reduced by $28,661 in payments on notes payable, partially offset by the receipt of proceeds from the sale of common stock of $17,000, proceeds from the exercise of stock options of $7,790 and short term advances from an officer and director in the amount of $8,665 during the first six months of 2008. Our working capital deficit as of June 30, 2008 was $85,218, compared to a working capital surplus of $143,363 at December 31, 2007. As of June 30, 2008 and December 31, 2007, we had cash on hand of $101,309 and $52,720, respectively.

As of June 30, 2008, we have current assets of $334,716 as compared to $341,024 as of December 31, 2007. Our current liabilities of $419,934 at June 30, 2008 are significantly higher than the balance of $197,661 at December 31, 2007. The decrease in our current assets and increase in our current liabilities is primarily the result of increases in accounts payable, accrued payroll liabilities, and accrued interest, a related party loan to the Company in the amount of $8,665, and a member deposit payable of $9,463.

Our financial statements have been prepared assuming that the Company will continue as a going concern. However, for the years ended December 31, 2007 and 2006, and continuing through the quarter ended June 30, 2008, the Company has had negative or negligible cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome the Company’s working capital deficit, negative cash flows from operating activities and recurring operating losses include (i) further implementation of the new membership models made possible by the Company’s conclusion of the referral lending agreement with Stillwater National Bank during December 2006, (ii) continued improvements and implementation of its product and service offerings, which now include the ability to offer expanded member financing opportunities through the Company’s association with Stillwater National Bank, and (iii) expansion of its member population into additional state markets which management believes will increase membership and profitability. However, no assurances can be given that the Company will be able to accomplish these objectives.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. As of June 30, 2008, our current liabilities exceeded our current assets by $85,218 and we anticipate that we will require additional debt or equity capital, in addition to our operating revenues, in order to continue our operations during the next twelve months. We anticipate that we will require approximately $300,000 in additional funding to execute our business plan over the next twelve months and thereafter. We have not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to us on terms satisfactory to us or at all. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

We chose to continue to distribute Dental Cooperative member incentives during the first quarter of 2008, although we have only generated nominal positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. As discussed above, until such time as we are able to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, and through the sale of debt or equity securities. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

During the first six months of 2008, we authorized and issued options to our member dentists to purchase an additional 57,373 shares of our common stock at an exercise price equal to eighty percent (80%) of the average closing price of our stock for the 20 days prior to the date of exercise. At the date of issuance, all of these options were fully vested and could be exercised at any time. The variability in the exercise price requires these options to be treated as variable securities and to be valued at the end of each reporting period using Black-Scholes models to estimate their fair market valuation. At June 30, 2008, the 451,327 outstanding variable stock options (not including the 264,000 stock options issued at the fixed exercise price of $2.50 per share) were valued at $22,666 using the Black-Scholes valuation model.

On March 5, 2008, our Board of Directors authorized a private offering of up to 1,000,000 shares of our common stock for sale to accredited investors. During the three months ended June 30, 2008, we received $17,000 from the sale of common stock to accredited investors in such private offering. No assurances can be given that we will be successful in raising any additional funds through the private offering.

The Loan, Security and Warrant Agreement

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

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate Member dental practice purchase and transition financing arrangements and one sale arrangement. During the first six months of 2008, the Company entered into an additional four Affiliate Member dental practice purchase and transition financing arrangements. The Company charges Affiliate Members membership fees based upon (i) the margin from the dental practices that enter into such agreements, (ii) the amount of financing obtained by the practice in the funding transaction, or (iii) a percentage of practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement is concluded. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, the Company sold 170,000 unregistered shares of its common stock to accredited investors for $17,000 in private transactions. The transactions were effected in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.	Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing

31.2	31	Section 302 Certification of Chief Financial Officer	This Filing

32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing

32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing

[Signatures are contained on the following page]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dental Patient Care America, Inc.

Date: August 11, 2008	By /s/ Michael Silva
Michael Silva
Chief Executive Officer
(Principal Executive Officer)