Form 10-Q
period 2008-09-30
DENTAL PATIENT CARE AMERICA INC
filed 2008-11-14
CIK 1103017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2008, the issuer had outstanding 23,998,366 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Dental Patient Care America, Inc. (the “Company” or the “Issuer”), files herewith its consolidated condensed balance sheets as of September 30, 2008 and December 31, 2007, the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively, and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2008 and 2007, respectively. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview,” as a result of management’s determination to dispose of its DPAT-2 dental practice, the Company reclassified its accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007 to reflect assets held for resale and their associated liabilities. Because the sale is expected to be consummated within the next twelve months, the assets held for resale and related liabilities have been reflected as current assets and liabilities. In addition, the operations of DPAT-2 and DPAT-1 for the three and nine month periods ended September 30, 2008 and 2007 are reported within “income from discontinued operations” in the accompanying consolidated statements of operations.

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F - 2

Consolidated Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008 and 2007	F - 3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2008 and 2007	F - 4

Notes to Consolidated Financial Statements	F - 5

Dental Patient Care America, Inc.
Consolidated Balance Sheets

Assets	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Current assets:
Cash	$ 23,436	$ 31,347
Accounts receivable	85,516	60,727
Current portion of long term debt deferred debt issuing costs	41,249	41,420
Assets held for resale	297,306	297,486
Prepaids and other assets	1,731	3,834

Total current assets	449,238	434,814

Property and equipment, net	3,548	3,228
Long term deferred debt issuing costs	106,572	138,105
Other assets	28,192	34,661

Total Assets	$ 587,550	$ 610,808

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 135,173	$ 72,821
Accrued payroll liabilities	185,983	-
Accrued expenses	15,462	11,801
Related-party accrued interest	465	-
Accrued interest	78,527	40,993
Related-party notes payable	8,665	-
Liabilities related to assets held for resale	60,963	62,583
Member deposit payable	9,863	9,463

Total current liabilities	495,101	197,661

Long-term liabilities:
Long term notes payable	500,000	500,000
Long term practice acquisition liabilities	397,677	383,625

Total long term liabilities	897,677	883,625

Total liabilities	1,392,778	1,081,286

Stockholders' deficit:
Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding	-	-
Common stock, no par value, 50,000,000 shares
authorized; 23,998,366 and 23,587,691 shares issued
and outstanding, respectively	1,310,554	1,255,893
Accumulated deficit	(2,115,782)	(1,726,371)

Total stockholders' deficit	(805,228)	(470,478)

Total Liabilities and stockholders' deficit	$ 587,550	$ 610,808

See accompanying notes to consolidated financial statements.		F-2

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)

Cooperative revenues (net of member incentives of
$22,015, $24,752, $70,646 and $71,231, respectively)	$ 156,460	$ 86,571	$ 345,002	$ 229,066
Total revenues	156,460	86,571	345,002	229,066

Costs and Expenses:
General and administrative expense	203,937	238,726	672,337	687,538
Total costs and expenses	203,937	238,726	672,337	687,538
Loss from operations	(47,477)	(152,155)	(327,335)	(458,472)

Other income (expense):
Other income, net	-	-	830	50
Interest Income	419	-	1,503	-
Interest expense	(33,906)	(46,264)	(97,481)	(104,613)
Related party interest expense	(465)	(5,088)	(465)	(15,534)

Net other expense	(33,952)	(51,352)	(95,613)	(120,097)

Loss from continued operations	(81,429)	(203,507)	(422,948)	(578,569)

Income tax benefit (provisions)	-	-	-	-

Loss before discontinued operations and extraordinary gain	(81,429)	(203,507)	(422,948)	(578,569)

Gain on sale of discontinued operations	-	419,334	-	419,334
Income from discontinued operations	10,233	14,601	33,537	55,524

Total income from discontinued operations	10,233	433,935	33,537	474,858

Income (Loss) before extraordinary items	(71,196)	230,428	(389,411)	(103,711)

Extraordinary gain - negative goodwill	-	-	-	11,806

Net income (loss)	$ (71,196)	$ 230,428	$ (389,411)	$ (91,905)

Basic income/(loss) per common share
- continued operations	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)
- discontinued operations	0.00	0.02	0.00	0.02
- extraordinary gain	0.00	0.00	0.00	0.00
Net Loss per common share	$ (0.00)	$ 0.01	$ (0.02)	$ (0.00)

Diluted income/(loss) per common share
- continued operations	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)
- discontinued operations	0.00	0.02	0.00	0.02
- extraordinary gain	0.00	0.00	0.00	0.00
Net Loss per common share	$ (0.00)	$ 0.01	$ (0.02)	$ (0.00)

Weighted average shares outstanding - Basic	23,993,389	23,504,299	23,884,694	23,430,948
Weighted average shares outstanding - Diluted	23,993,389	23,644,388	23,884,694	23,430,948

See accompanying notes to consolidated financial statements.				F-3

Dental Patient Care America, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)

Cash flows from operating activities:
Net Loss	$ (389,411)	$ (91,905)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Net income from discontinued operations	(33,537)	(55,524)
Extraordinary Gain	-	(11,806)
Gain on sale of discontinued operations	-	(419,334)
Depreciation	9,013	516
Common stock issued for services	15,834	12,000
Common stock issued for debt financing	-	11,401
Amortization of deferred debt issuing costs	31,704	29,671
Revaluation of stock options	(6,212)	(17,718)
Stock warrants issued for debt financing	-	7,714
Accretion of practice acquisition liabilities	26,052	23,411
Decrease (increase) in:
Accounts receivable	(24,789)	(22,898)
Prepaid and other assets	13,852	219
Increase (decrease) in:
Accounts payable	62,352	(11,201)
Accrued liabilities	189,644	(27,720)
Related party accrued interest	465	(4,970)
Other accrued interest	37,534	27,305
Member deposits	400	9,463

Net cash used by operating activities	(67,099)	(541,376)

Cash flows used in investing activities:
Purchase of property and equipment	(1,753)	-
Cash received in connection with acquisitions	-	31,868

Net cash provided by (used by) investing activities	(1,753)	31,868

Cash flows from financing activities:
Proceeds from exercise of stock options	10,759	7,116
Proceeds from common stock sold for cash	17,000	-
Proceeds from related party notes and advances	8,665	-
Proceeds from long term notes payable	-	225,000
Payments on notes payable	-	(142,408)

Net cash provided by financing activities	36,424	89,708

Cash provided by operating activities of discontinued operations	29,121	51,189

Cash provided by investing activities of discontinued operations	5,646	392,904

Net increase in cash	2,339	24,293
Change in cash from discontinued operations	(31,623)	(25,161)
Cash at beginning of period	52,720	111,110

Cash at end of period	$ 23,436	$ 110,242

See accompanying notes to consolidated financial statements.		F-4

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Company Background

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

During 2007, the Company commenced implementing dental member practice transition funding models through its referral lending agreements that the Company concluded with Stillwater National Bank during 2006. The implementation of these models provides the ability to member dental practices to obtain financing toward the future transition of their practices from members who have chosen to retire or otherwise exit their practice, to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are referred to as Affiliate Members (See note 14).

2.	Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2008.

3.	Loss Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 849,358 and 727,700 shares of common stock as of September 30, 2008 and December 31, 2007 respectively (See Note 8). The Company also had warrants outstanding and exercisable to purchase 1,084,935 and 1,068,508 shares of common stock at September 30, 2008 and December 31, 2007, respectively (See Note 9).

4.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2007 and 2006, and continuing through the quarter ended September 30, 2008, the Company has had negative or negligible cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate member dental practice purchase and transition financing arrangements and an additional five such agreements during the nine months ended September 30, 2008 (See Note 14). The Company charges Affiliate members membership fees based upon (i) the margin from the dental practices that enters into such agreements, (ii) the amount of financing obtained by the practice in the funding transaction, or (iii) a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

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

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of September 30, 2008, and December 31, 2007 are fully vested, we have recognized the associated compensation costs associated with these transactions.

7.	Notes Payable

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has advanced loans to the Company in the amount of five hundred thousand dollars ($500,000) and it originally agreed to make additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The Company recognized $12,603 and $12,603 of interest expense associated with this note payable during the quarters ended September 30, 2008, and September 30, 2007, respectively. No accrued interest has been paid. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company thereunder. There can be no assurance that the Company will have sufficient funds available to repay the amounts owing under the Loan Agreement.

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

As of September 30, 2008, and December 31, 2007, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended September 30, 2008.

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June of 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each quarterly reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. On January 2, 2008, and July 1, 2008, the Company authorized and issued options to its member dentists to purchase an additional 45,000 and 150,000 shares, respectively, of common stock under terms identical to those options issued in June of 2007 and 2006. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each quarterly reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time.

During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the quarter ended March 31, 2008, accredited member dentist option holders exercised options exercisable for 57,373 shares of common stock resulting in aggregate proceeds of $7,790. During the quarter ended June 30, 2008, no options were exercised. During the quarter ended September 30, 2008 accredited member dentist option holders exercised options exercisable for 15,969 shares of common stock resulting in aggregate proceeds of $2,969. As these options are variable securities, the Company revalued the 585,358 and the 463,700 outstanding options using Black-Scholes models to estimate their fair market valuation at September 30, 2008, and December 31, 2007 respectively. At September 30, 2008, the 585,358 remaining outstanding options had a Black-Scholes fair market value of $13,147. Comparatively, the 463,700 outstanding options at December 31, 2007 had a Black-Scholes value of $23,185.

The Company used the Black-Scholes valuation model to estimate the fair value of its stock-based awards. Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for this group of options outstanding at September 30, 2008:

Risk-free interest rate	2.98%
Expected life in years	3.42
Dividend yield	0
Expected volatility	151.63%

A summary of the status of the Company’s stock option plans as of September 30, 2008 and changes during the year is presented below:

	Options	Weighted Average Exercise Price

Outstanding options at December 31, 2007	727,700	$ 1.00

Granted	195,000	0.14
Cancelled / Expired	-	-
Exercised	(73,342)	0.14

Outstanding, September 30, 2008	849,358	$ 0.89

Exercisable, September 30, 2008	849,358	$ 0.89

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 09/30/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000.75		$2.50	264,000	$2.50
0.16	585,358	3.42	0.16	585,358.16
$2.50 – 0.16	849,358	2.09	$0.89	849,358	$0.89

9.	Stock Warrants

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

For the quarters ended September 30, 2008, and September 30, 2007, the Company recognized, as non-cash interest expense, the amount of $10,647, and $10,646 respectively. This amount represents the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black-Scholes model.

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

The Company utilizes the Black-Scholes valuation model to estimate the fair value of its warrants established at the date the warrant agreement was entered into. Use of the Black-Scholes valuation model to estimate the fair value of our warrants requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each warrant on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for warrants issued during the quarter ended September 30, 2008:

Heartland

Risk-free interest rate	3.10%
Remaining life in years	3.13
Dividend yield	0
Expected volatility	157.44%
Weighted average value per warrant	$0.18

A summary of the status of the Company’s common stock warrants as of September 30, 2008, and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price

Outstanding Warrants at December 31, 2007	1,068,508	$ 0.23

Issued	16,427	0.25
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, September 30, 2008	1,084,935	$ 0.23

Exercisable, September 30, 2008	1,084,935	$ 0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 9/30/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	959,935	3.13	$0.25	959,935	$0.25
$0.10	125,000	2.25	$0.10	125,000	$0.10

10.	Stock Transactions

During July and August 2008, accredited member dentist option holders exercised 7,007 and 8,962 options, respectively, to purchase common stock which resulted in aggregate proceeds of $2,969.

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

During April 2008, the Company sold 170,000 shares of common stock to accredited investors under this private offering at a price of $0.10 per share, which resulted in aggregate proceeds of $17,000. No shares were sold under this offering during the quarter ended September 30, 2008

12.	Consolidated Acquisitions

Acquisition of, and agreement to transition or sell the Clegg practice (DPAT-2)

In January 2007, the Company acquired 100% of Richard R. Clegg, DDS PC (DPAT-2, LLC) in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice prior to the quarter ended September 30, 2008 has previously been incorporated within the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The consideration given for the acquisition was $500,000 cash, which was to be payable on the fifth anniversary of the acquisition, and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition, 60,000 were given during the first quarter of 2008, and 60,000 were to be given on the anniversary of the acquisition for the next three years.

During the third quarter of 2008, the management and board of directors of Dental Practice Transition, Inc., determined that it is no longer desirable for the Company to hold majority ownership interests in dental practices due to the time and expense associated with managing day-to-day operations, the costs of auditing such practices, and other factors. As a result, Dental Practice Transition, Inc. determined to sell the DPAT-2, LLC practice and is in the process of negotiating the sale of DPAT-2, LLC to an affiliated purchaser.

13.	Discontinued Operations

Discontinued Operations - 2008

Due to the determination made during September 2008 to transition the ownership of the Clegg Practice (DPAT-2, LLC) to a third party (See Note 12), the operations of DPAT-2, LLC for the quarter ended September 30, 2008 and for the nine months ended September 30, 2008, were reported within discontinued operations in the accompanying Consolidated Statements of Operations. Assets and liabilities associated with DPAT-2, LLC, are reported separately within the accompanying Consolidated Balance Sheet as “Assets Held for Resale” and “Liabilities Related to Assets Held for Resale” pursuant to provisions of SFAS 144. This transaction is expected to be consummated within the next twelve months. Accordingly, the assets held for sale and related liabilities have been reflected as current assets and liabilities, respectively.

            A summarization of operations of Richard R. Clegg, DDS PC (DPAT-2, LLC) for the three and nine months ended September 30, 2008, are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Dental operations revenues	$ 265,395	$ 840,211
Dental operations expense	(256,203)	(809,450)
Income from dental operations	9,192	30,761

Other income/(expense), net	1,102	2,940
Interest income/(expense), net	(61)	(164)
Income from discontinued operations	$ 10,233	$ 33,537

Discontinued Operations - 2007

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, assigned its entire membership interest in DPAT to 39th Street Dental, LLC. Dental Practice Transition, Inc. received $429,000, which included $396,598 in cash and a note receivable of $32,402 in consideration of the assignment. In connection with the sale, the Company recognized a gain of $419,334. The operations of DPAT and, for comparative financial statement disclosure purposes, the operations of Dr. Richard R. Clegg, DDS PC (DPAT-2, LLC) for the three and nine month periods ended September 30, 2007, were reclassified and reported within discontinued operations in the accompanying Consolidated Statements of Operations.

A summarization of operations of DPAT and Richard R. Clegg, DDS PC (DPAT-2, LLC) for the three and nine months ended September 30, 2007, is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Dental operations revenues	$ 373,088	$ 1,298,466
Dental operations expense	(360,121)	(1,249,333)
Income from dental operations	12,967	49,133

Other income/(expense), net	2,054	7,172
Interest income/(expense), net	(420)	(781)
Income from discontinued operations	$ 14,601	$ 55,524

Further in accordance with SFAS 144, the Company reclassified its Consolidated Balance Sheet at September 30, 2008, and December 31, 2007 to reflect assets held for resale and their associated liabilities. A summarization of the major classes of assets and liabilities of Richard R. Clegg, DDS PC (DPAT-2, LLC) included in the assets and liabilities held for resale for the quarter ended September 30, 2008, and for the year ended December 31, 2007 is as follows:

	Balance at September 30, 2008	Balance at December 31, 2007
Assets:
Cash	$ 31,623	$ 21,373
Accounts receivable, net	142,273	137,091
Receivables from employees or affiliates	30,000	40,000
Prepaid expenses	2,846	5,232
Fixed assets, net	22,731	25,957
Goodwill	67,833	67,833
Total assets held for resale	$ 297,306	$ 297,486

Liabilities:
Accounts payable, trade	$ 24,569	$ 26,633
Accrued liabilities	36,394	35,950
Total liabilities related to assets held for resale	$ 60,963	$ 62,583

14.	Practice Acquisitions, Affiliate Memberships, and Loan fundings.

During the nine months ended September 30, 2008, under the Company’s dental practice transition business, the Company entered into five Affiliate Membership and Dental Practice Purchase arrangements. Such arrangements typically involve the execution of a purchase agreement (the “Purchase Agreement”) between the Company and the dental practice pursuant to which the Company may acquire substantially all of the assets of the practice in consideration for future cash payments. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the initial closing date, and can be cancelled at any time by the dental practice. The Purchase Agreement contains non-compete, confidentiality, indemnification, and other provisions. The parties also execute a management agreement (the “Management Agreement”) pursuant to which the Company retains the owner and dental practitioner (the “Provider”), to manage and operate the dental practice for a five year period in consideration of a percentage of the dental practice’s margin (i.e. the practice’s collections less operating expenses), or the payment of a predetermined fixed management fee. The Management Agreement also contains requirements with respect to minimum collection and/or margin levels that must be maintained during the term of the agreement.

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

On March 18, 2008, Marlon R. Berrett, an officer and director of the Company, advanced $8,665 to the Company for operational use. During the quarter ended September 30, 2008, the Company accrued interest in the amount of $465 with regard to this advance.

16.	Supplemental Disclosure of Cash Flow Information

During the quarters ended September 30, 2008 and 2007 the Company paid the following amounts for interest and income taxes:

	2008	2007

Cash paid for:
Interest	$-	$8,469

Income taxes	$-	$-

17.	Income Taxes

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

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the quarter ended September 30, 2008, and year ended December 31, 2007.

18.	Subsequent Events

There are no reportable subsequent events.

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

Overview

We earn revenue from our dental cooperative business through membership fees assessed to our members on a fixed fee basis or as a percentage of their operating revenues and through marketing fees for patient referral services. In return, we provide service to our members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through our financing agreements with a third party lender. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as “Associate Member Dentists.” During 2007, we commenced implementing dental member practice transition funding models using the referral lending agreements we had concluded with a third party lender during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” We earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $400 to approximately $5,300 per month. During 2007, we completed our acquisition of two dental practices and completed our first five dental practice purchase and transition financing arrangements and one practice sale arrangement. Although we purchased two dental practices during the first quarter of 2007, we determined it was preferable to enter into dental practice purchase and transition arrangements and it is not anticipated that we will acquire outright ownership of any other dental practices. During the first nine months of 2008, we completed an additional five dental practice purchase and transition financing arrangements with two such arrangements being completed during the first quarter and three arrangements being completed during the second quarter of 2008. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists.

During the third quarter of 2007, we standardized the practice purchase and transition financing arrangements entered into with Affiliate Members and we determined that such agreements were no longer material to the Company on an individual basis. As a result, from and after September 30, 2007, we discontinued our previous practice of filing a current report on Form 8-K each time a practice purchase and transition financing arrangement was entered into and of filing copies of such agreements as exhibits to our periodic reports.

As noted above, during the first quarter of 2007 we acquired two dental practices which we transferred to wholly-owned limited liability companies named DPAT-1, LLC and DPAT-2, LLC, respectively. We sold DPAT-1 during the third quarter of 2007. We continue to own DPAT-2 as of the date hereof, however, during the third quarter of 2008, we determined that it is no longer desirable for the Company to hold majority ownership interests in dental practices due to the time and expense of managing the day-to-day operations, the costs of auditing such practices and other factors. As a result, management determined to sell the DPAT-2 practice and it is in the process of negotiating the sale of DPAT-2 to an affiliated purchaser. As a result of management’s determination to dispose of DPAT-2, the Company reclassified its consolidated balance sheets at September 30, 2008 and December 31, 2007 to reflect assets held for resale and their associated liabilities. Because the sale is expected to be consummated within the next twelve months, the assets held for resale and related liabilities have been reflected as current assets and liabilities. In addition, the operations of DPAT-2 and DPAT-1 for the three and nine month periods ended September 30, 2008 and 2007 are reported within “income from discontinued operations” in the consolidated statements of operations.

Financial Position

We had $24,436 in cash as of September 30, 2008. Our working capital deficit as of September 30, 2008 was ($45,863) as compared to a working capital surplus of $237,153 at December 31, 2007. Our net loss for the third quarter of 2008 was $71,196 compared to net income of $230,428 for the corresponding period of 2007. The ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three Months Ended September 30, 2008 and 2007

Our dental practice management revenues (net of member incentives), referred to as “cooperative revenues” in the financial statements, were $156,460 for the three months ended September 30, 2008 as compared to $86,571 for the three months ended September 30, 2007. Cooperative gross revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The increase in cooperative revenues resulted primarily from an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees, which was partially offset by a small decrease in the number of Associate Members and a reduction in Associate Member fees.

Member incentives were $22,015 for the three months ended September 30, 2008 as compared to $24,752 for the corresponding period of 2007. These amounts are accounted for as reductions of Cooperative revenues. Member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. Member incentives are discretionary with the Board of Directors, and these funds can be redirected to pay operating expenses as needed.

As a result of our sale of our DPAT-1 dental practice during the third quarter of 2007 and our decision during the third quarter of 2008 to sell our DPAT-2 dental practice, the operations of such dental practices are reported within “income from discontinued operations” in the accompanying financial statements. Income from discontinued operations includes the operations of both DPAT-1 and DPAT-2 for the three and nine month periods ended September 30, 2007, but includes only the operations of DPAT-2 for the three and nine month periods ended September 30, 2008. Income from discontinued operations was $10,233 for the three months ended September 30, 2008 as compared to $14,601 for the three months ended September 30, 2007. The $4,368 decrease in dental operation revenues during the third quarter of 2008 as compared to third quarter of 2007 results from the sale of DPAT-1 during 2007 so its operations are not included in the first quarter of 2008 and from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures in 2008 as compared to 2007, which management believes to be the result of a slowing economy as well as cyclical fluctuations in the business.

General and administrative (“G&A”) expenses were $203,937 for the third quarter of 2008 as compared to $238,726 for the third quarter of 2007. The $34,789 decrease in G&A in 2008 as compared to 2007 is due primarily to reductions in expenses associated with the design and development of our dental insurance plans and expenses related to our professional service providers.

Net other expense was $33,952 for the third quarter of 2008 as compared to $51,352 for the third quarter of 2007. The decrease is primarily due to the decreased interest expense in 2008 relating to the recognition of non-cash interest expense associated with warrants issued for debt financing. In addition, related party interest expense decreased from $5,088 for the third quarter of 2007 to $465 for the third quarter of 2008 due to the repayment of related party debt in 2007.

Nine Months Ended September 30, 2008 and 2007

Our cooperative revenues (net of member incentives) were $345,002 for the nine months ended September 30, 2008 as compared to $229,066 for the nine months ended September 30, 2007. As discussed previously, the increase in cooperative revenues resulted primarily from an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees, which was partially offset by a small decrease in the number of Associate Members and a reduction in Associate Member fees.

Member incentives were $70,646 for the nine months ended September 30, 2008 as compared to $71,231 for the corresponding period of 2007. The Member incentives during the nine months ended September 30, 2008 included shares of common stock valued at $15,833 which were issued to a member dentist in recognition of his extraordinary contributions to the Dental Cooperative. Member incentives are discretionary with the Board of Directors, and these funds can be redirected to pay operating expenses as needed.

Income from discontinued operations was $33,537 for the nine months ended September 30, 2008 as compared to $55,524 for the nine months ended September 30, 2007. The $21,987 decrease for the nine months ended September 30, 2008 as compared to the corresponding period of 2007 results from the sale of DPAT-1 during 2007 so its operations are not included in the first nine months of 2008 and from the DPAT-2 practice seeing fewer dental patients and/or performing fewer elective dental procedures in 2008 as compared to 2007, which management believes to be the result of a slowing economy as well as cyclical fluctuations in the business.

General and administrative (“G&A”) expenses were $672,337 for the nine months ended September 30, 2008 as compared to $687,538 for the first nine months of 2007. The decrease in G&A expenses is primarily due to reductions in expenses associated with the design and development of our dental insurance plans and expenses related to our professional service providers which was partially offset by increased benchmarking fees under our Benchmarking Services Agreement with Heartland Dental Care, Inc. as described below.

Net other expense was $95,613 for the first nine months of 2008 as compared to $120,097 for the first nine months of 2007. The decrease results primarily from a decrease in related party interest expense from $15,534 for the first nine months of 2007 to $465 for the first nine months of 2008 due to the repayment of related party debt in 2007. Interest expense also decreased from $104,613 during the first nine months of 2007 to $97,481 during the first nine months of 2008.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, and revenues. Net cash used by operating activities was $67,099 for the nine months ended September 30, 2008 compared to net cash used by operating activities of $541,376 during the first nine months of 2007. The $474,277 decrease in net cash used by operating activities in 2008 as compared to 2007 is primarily due to the $419,334 gain on sale of discontinued operations during 2007 that was not repeated in 2008, which was partially offset by the $297,506 increase in net loss from 2007 to 2008. In addition, during the nine months ended September 30, 2008, we experienced increases in accrued liabilities including accrued payroll liabilities ($217,364), accounts payable ($73,553) and other accrued interest ($10,229). Net cash used by investing activities was $1,753 for the first nine months of 2008 as compared to net cash provided by investing activities of $31,868 during the corresponding period of 2007. The decrease is primarily due to cash in the amount of $31,868 received in connection with acquisitions during the first nine months of 2007 that was not repeated in 2008. We also received net cash from financing activities of $36,424 during the first nine months of 2008 as compared to $89,708 during the first nine months of 2007. The decrease is primarily attributable to the receipt of $225,000 from long term notes payable in 2007, reduced by $142,408 in payments on notes payable, partially offset by the receipt of proceeds from the sale of common stock of $17,000, proceeds from the exercise of stock options of $10,759 and short term advances from an officer and director in the amount of $8,665 during the first nine months of 2008. Our working capital deficit as of September 30, 2008 was ($45,863), compared to a working capital surplus of $237,153 at December 31, 2007. As of September 30, 2008 and December 31, 2007, we had cash on hand of $23,436 and $31,347, respectively.

As of September 30, 2008, we have current assets of $449,238 as compared to $434,814 as of December 31, 2007 and our current liabilities of $495,101 at September 30, 2008 are significantly higher than the balance of $197,661 at December 31, 2007. The $297,440 increase in current liabilities is primarily due to a $62,532 increase in accounts payable, an $185,983 increase in accrued payroll liabilities and a $37,534 increase in accrued interest.

During the third quarter of 2008, we determined that it is no longer desirable for the Company to hold majority ownership interests in dental practices due to the time and expense of managing the day-to-day operations, the costs of auditing such practices and other factors. As a result, we have determined to sell the DPAT-2 dental practice and we are in the process of negotiating the sale of DPAT-2 to an affiliated purchaser. As a result of our determination to dispose of DPAT-2, we reclassified our consolidated balance sheets at September 30, 2008 and December 31, 2007 to reflect assets held for resale and their associated liabilities. Because the sale is expected to be consummated within the next twelve months, the assets held for resale and related liabilities have been reflected as current assets and liabilities. In addition, the operations of DPAT-2 and DPAT-1 for the three and nine month periods ended September 30, 2008 and 2007 are reported within “income from discontinued operations” in the consolidated statements of operations.

Our financial statements have been prepared assuming that the Company will continue as a going concern. However, for the years ended December 31, 2007 and 2006, and continuing through the quarter ended September 30, 2008, the Company has had negative or negligible cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. As of September 30, 2008, our current liabilities exceeded our current assets by $45,863 and we anticipate that we will require additional debt or equity capital, in addition to our operating revenues, in order to continue our operations during the next twelve months. We anticipate that we will require approximately $300,000 in additional funding to execute our business plan over the next twelve months and thereafter. We have not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to us on terms satisfactory to us or at all. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

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

During the first nine months of 2008, we authorized and issued options to our member dentists to purchase an additional 195,000 shares of our common stock at an exercise price equal to eighty percent (80%) of the average closing price of our stock for the 20 days prior to the date of exercise. At the date of issuance, all of these options were fully vested and could be exercised at any time. The variability in the exercise price requires these options to be treated as variable securities and to be valued at the end of each reporting period using Black-Scholes models to estimate their fair market valuation. At September 30, 2008, the 585,358 outstanding variable stock options (not including the 264,000 stock options issued at the fixed exercise price of $2.50 per share) were valued at $13,147 using the Black-Scholes valuation model.

On March 5, 2008, our Board of Directors authorized a private offering of up to 1,000,000 shares of our common stock for sale to accredited investors. During the second quarter of 2008, we received $17,000 from the sale of common stock to accredited investors in such private offering. No shares were sold under this offering during the third quarter of 2008. No assurances can be given that we will be successful in raising any additional funds through the private offering.

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

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise. Until and unless the principal amount of one million two hundred fifty thousand dollars ($1,250,000) is loaned to the Company, the number of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually loaned. As a result, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. During the first nine months of 2008, the Company issued an additional 16,427 warrants to Heartland as a result of the Company’s issuance of additional shares in its private offering and pursuant to the exercise of stock options. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

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

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate Member dental practice purchase and transition financing arrangements and one sale arrangement. During the first nine months of 2008, the Company entered into an additional five Affiliate Member dental practice purchase and transition financing arrangements. The Company charges Affiliate Members membership fees based upon (i) the margin from the dental practices that enter into such agreements, (ii) the amount of financing obtained by the practice in the funding transaction, or (iii) a percentage of practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement is concluded. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

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

Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of it’s patients. The company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers. The results of operations of the Company’s dental practices are reported within “income from discontinued operations” in the accompanying financial statements.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Dental Patient Care America, Inc.

Date: November 13, 2008	By /s/ Michael Silva
Michael Silva
Chief Executive Officer
(Principal Executive Officer)