Form 10-K
period 2008-12-31
DENTAL PATIENT CARE AMERICA INC
filed 2009-04-15
CIK 1103017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 333-37842

DENTAL PATIENT CARE AMERICA, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0373840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 S. 1300 E., Suite 500, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 990-3311

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008, based on the closing price of $0.24 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 18,797,710 shares held by non-affiliates was $4,511,450.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 30, 2009, there were 24,081,699 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

DENTAL PATIENT CARE AMERICA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	15
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	21

and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure	31
Item 9A(T)	Controls and Procedures	31
Item 9B.	Other Information	32

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	32
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-
holder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37
Item 14.	Principal Accounting Fees and Services	39
Item 15.	Exhibits, Financial Statement Schedules	40

SIGNATURES	43

Forward-Looking Statements

When used in this Form 10-K, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to: risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; changes to the tax laws; failure to obtain adequate funding; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; failure of member dentists to timely and accurately pay management and other fees; changing government regulations and laws applicable to the delivery of dental services; competitive factors such as pricing pressures and/or competition to hire and retain employees; the results of current and/or future legal proceedings and government agency proceedings which may arise out of our operations (including our dental benefits plan business and the attendant risks of fines, liabilities, penalties, suspension and/or debarment; undertaking acquisitions that could increase our costs or liabilities or be disruptive; taking on additional debt to fund acquisitions or to implement affiliate agreements; material changes in laws or regulations applicable to the Company’s businesses; as well as other factors and other risks set forth in Item 1A “Risk Factors” and elsewhere herein.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Overview

Dental Patient Care America, Inc. (“DPCA”) is incorporated under the laws of the state of Utah. We are in the business of providing services to dentists and the dental industry. Our business is conducted through three operating subsidiaries, Dental Cooperative, Inc. (“Dental Cooperative”), Dental Practice Transition, Inc. (“Dental Transition”), and U.S. DentistDirect, Inc. (“U.S. DentistDirect”). Unless otherwise indicated, Dental Patient, Dental Cooperative, Dental Transition and U.S. DentistDirect are collectively referred to in this report as “we”, “us”, “our”, and “the Company.”

Dental Cooperative, our oldest operating subsidiary, was incorporated in Utah in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked dental practices, allowing member dentists to access a variety of benefits from the cooperative structure. We earn revenue from our dental cooperative business through membership fees assessed to our members on a fixed fee basis or as a percentage of their operating revenues and through marketing fees for patient referral services. In return, we provide services to our members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through our financing agreements with third party lenders. Various dental patient marketing programs are also provided, such as the organization of member dentists into a network, which offers dental care plans to employers and other groups. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as “Associate Member Dentists.”

Dental Transition is in the business of transitioning dental practices between dental practitioners who are exiting and entering their practice tenure, as well as arranging financing for these transitions. During 2007, we commenced implementing dental member practice transition funding models using the referral lending agreements we had concluded with a third party lender during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” We earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $400 to approximately $5,300 per month. During 2007, we completed our first five dental practice purchase and transition financing arrangements and during 2008 we completed an additional five such arrangements. We believe this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists. During the year ended December 31, 2008, Affiliate Members accounted for approximately 56% of the total member fee revenue recognized by the Company, with one affiliate member representing approximately 21% of total member revenue.

During 2007, prior to the implementation of our dental practice transition funding model, we acquired two dental practices, DPAT, LLC (“DPAT-1”) and DPAT-2, LLC (“DPAT-2”), which were wholly owned by the Company. As a result of our subsequent decision to implement the transition funding model and to not engage in the direct ownership of dental practices, we sold DPAT-1 during 2007 and sold DPAT-2 during 2008.

U.S. DentistDirect, another operating subsidiary, was incorporated in Utah in 2004 to conduct a dental benefits plan business for the purpose of generating patient flow for the Dental Cooperative member dentists who participate as members of the provider panel. Dental benefit plans are highly regulated and it was subsequently determined that it would be preferable to establish relationships with an experienced outside party who would offer the benefit plans this dental plan subsidiary would choose to sponsor by providing the dental provider panel. In November of 2006, U.S. DentistDirect entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC, wherein Dentist Direct LLC would offer the dental benefit plans and U.S. DentistDirect would provide plan design input and promote provider panel participation to its members who would receive the resultant patient flow. The parties have not concluded the arrangements described in the Memo but have moved forward in good faith in accordance with the Memo. All development costs and liabilities, as well as, revenues and profits or losses associated with the formation and operation of Dentist Direct LLC belong wholly to Dentist Direct LLC. Mr. Harry “Pete” Peterson, a director of the Company, is also the President and an owner of Dentist Direct LLC. As of December 31, 2008, Dentist Direct LLC has established a growing provider panel of over 1,100 dentists in Utah and is among the fastest growing dental benefit plans in that State. The U.S. DentistDirect subsidiary did not generate any direct revenues during 2007 or 2008.

We plan to continue conducting the dental cooperative business of Dental Cooperative and the transitioning of dental practices through Dental Transition. In the future, our dental practice transition agreements will be entered into by Dental Transition. We also plan to continue the business relationship between U.S. DentistDirect and Dentist Direct, LLC for the purpose of creating and directing patient flow.

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

    In 2006 we finalized the lending agreements with Stillwater National Bank and Trust Company (“SNB”) described herein and during 2007 we began implementation of our Dental Practice Transition Business by completing our first five dental practice purchase and transition financing arrangements. During 2008, we established lending relationships with several additional lending institutions and completed an additional five dental practice purchase and transition financing arrangements. All of our purchase and transition financing arrangements to date have been facilitated through these lending relationships.

On December 27, 2006, we entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made loans to the Company in the aggregate principal amount of five hundred thousand dollars ($500,000) bearing interest at the rate of ten percent (10%) per annum. The principal amount is due and payable in full on April 30, 2012. As collateral for the loan, we granted Heartland a security interest in substantially all of our assets. We elected to pay interest during the first two years of the Note by the issuance of additional debt. As a result, our first cash payment of interest in the amount of approximately $15,000 was due and payable on April 1, 2009. We failed to make such cash payment of interest when due and we are in default under the terms of the Note. The Note does not contain a provision requiring Heartland to provide notice of default nor does it provide for a grace period before a failure to make payment will constitute a default under the Note. The Note provides that any installment of interest that is not paid when due will bear interest after the due date at the rate of 14% per annum. As a result of the missed payment, Heartland has the right, at its option, to declare the entire unpaid principal amount of the Note together with interest thereon to be immediately due and payable and to exercise the remedies available to it.

The Company has not received notice of default or demand for payment from Heartland with regard to the delinquent interest payment, or that the full amount of the outstanding note balance is immediately due and payable in full. The Company and Heartland have had preliminary communication regarding the resolution to these matters, with a favorable outcome probable resulting in the cure of the default and payment of the accrued interest. Accordingly, the December 31, 2008 financial statements continue to reflect the long-term nature of the Heartland Note and the related debt issuance costs.

As additional consideration for the loan, we issued a warrant to Heartland that is currently exercisable for 4.0% of our issued and outstanding common stock, on a fully diluted basis. We also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrant. We also executed a Benchmark Services Agreement with Heartland whereby Heartland agreed to provide benchmarking services to dental practices who received funding through Stillwater National Bank and Trust Company in connection with an effective Affiliate Member Practice Purchase Agreement to which the Company is a party (a “Covered Practice”). In consideration for such services, Heartland will be paid an amount equal to one percent (1%) of the aggregate collected revenues of the Covered Practices during each quarterly period that the agreement is in effect. The Company and its directors also entered into a Tag Along Rights Agreement with Heartland whereby the directors granted Heartland tag along rights should a director enter into an agreement to transfer shares held by such director. The foregoing summary is qualified in its entirety by reference to the actual Heartland agreements, copies of which were included as exhibits to our current report on Form 8-K dated December 27, 2006.

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

Dental Cooperative now offers both Affiliate Member Agreements and Associate Member Agreements. Both membership types offer a standard set of benefits with the primary difference between the two types of cooperative membership being the provision of financing to Affiliate Members as part of the transition arrangements of their dental practices with accordingly higher membership fees. The Associate Member Agreements provide loans only for business financing purposes, again through the Company’s financing arrangements with its expanding relationships with lending institutions. During 2007, the Associate Member fees were changed from a percentage of the Associate Member’s monthly collections, to a fixed monthly fee, which greatly simplified the billing and reporting process for both the Associate Members and the Company.

Management believes Dental Cooperative revenue will continue to grow through new Affiliate Members and the change of new and existing Associate Members into Affiliate Members with the increased fees associated with Affiliate Memberships.

Dental Practice Transition

              In an effort to start our Dental Practice Transition business, on December 4, 2006, we entered into an agreement (the “SNB Agreement”) with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. As a result, there can be no assurance that there will be any additional loans generated in connection with the Agreement other than those closed and in process. The Agreement also provides that the Company and its subsidiaries are required to give SNB the exclusive right of first refusal to provide various types of third party financing during the five year period following the execution of the Agreement. SNB declined to exercise such first right of refusal in connection with the Company’s arrangement of loans from other lenders during 2008. The foregoing summary is qualified in its entirety by reference to the actual agreements with SNB, copies of which were included as exhibits to our current report on Form 8-K dated December 4, 2006.

The Company entered into five Affiliate Member dental practice purchase and transition financing arrangements during 2007 and an additional five such arrangements during 2008. The Company charges Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement was concluded and currently range from approximately $400 to approximately $5,300 per month. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned. During the year ended December 31, 2008, Affiliate members accounted for approximately 56% of the total member fee revenue recognized by the Company, with one Affiliate member representing approximately 21% of total member revenue.

Sale of Company Owned, Consolidated Practices

DPAT-1

DPAT, LLC, a Utah limited liability company (“DPAT-1”), owns and operates a dental practice in Salt Lake City, Utah. Prior to January 2007 Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, were the sole owners of DPAT-1. Effective January 22, 2007, the Members assigned their entire membership interest in DPAT-1 to the Company and the Company became the sole member of DPAT-1. The Members were not paid any consideration in connection with this transaction.

On September 11, 2007, the Company, in accordance with its business model and purpose, assigned its entire membership interest in DPAT-1 to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT-1. The Company received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT-1 from SNB. The members of 39th Street Dental, LLC personally guaranteed the loan. In connection with the sale, which was effective September 1, 2007, the Company recognized a gain of $419,334.

Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services.

The financial statements for the fiscal year ended December 31, 2007 include, in Discontinued Operations, the consolidated financial information from DPAT-1 which we acquired during the first quarter of 2007 and sold during the third quarter of 2007.

DPAT-2

On November 17, 2006, the Company entered into an Affiliate Member Practice Purchase Agreement with Dr. Richard Clegg and Richard R. Clegg DDS PC (“Clegg”) providing for the Company’s acquisition of substantially all of the assets of Clegg’s dental practice in consideration for payments in the form of Company stock and cash, which transaction was completed in January 2007. The Company and Clegg also entered into a Management Services Agreement pursuant to which Clegg agreed to manage the dental practice for the Company. The consideration for the acquisition was $500,000 cash, which was payable on the fifth anniversary of the acquisition and 300,000 shares of the Company’s common stock, of which 60,000 shares were given at closing and 60,000 were to be given on each of four succeeding anniversary dates of the closing. The Company subsequently formed DPAT-2, LLC, a wholly owned subsidiary of the Company, to hold the dental practice acquired from Clegg and such practice is referred to in this report as “DPAT-2” or the “Clegg Practice.”

Effective October 1, 2008, the Company, in accordance with its business model and long-standing plans, sold DPAT-2 to DPAT-2 Owners, LLC (“Purchaser”) in consideration for: (i) Purchaser’s assumption of the Company’s obligations under the Affiliate Member Practice Purchase Agreement and the Management Services Agreement with Clegg (the “Clegg Agreements”); (ii) the payment to the Company of an on-going management fee equal to 19% of the annual margin of DPAT-2 commencing January 1, 2009 and continuing until such time as Purchaser sells its interest in DPAT-2; and (iii) a disposition fee equal to 19% of Purchaser’s net profit from the sale of DPAT-2. Clegg consented to the transaction and agreed that any provisions in the Clegg Agreements providing for the issuance of the Company’s securities on or after October 1, 2008 were void.

As a result of the transaction, effective October 1, 2008, the Company transferred approximately $297,000 of assets and $461,000 of liabilities and accumulated deficit to Purchaser and the Company recognized a gain on the disposition of DPAT-2 of approximately $163,000. As a result of the Company’s determination to dispose of DPAT-2, in its quarterly report on Form 10-Q for the quarter ended September 30, 2008, the Company reclassified its consolidated balance sheets at September 30, 2008 and December 31, 2007 to reflect the DPAT-2 assets as assets held for resale and their associated liabilities. In addition, the operations of DPAT-2 for the 2008 and 2007 fiscal years are reported within “income from discontinued operations” in the accompanying consolidated statements of operations.

Affiliate Member Practices

Acquisition of Practice from Dental Associates, Inc.

Effective March 9, 2007, the Company, through Dental Cooperative, entered into a Purchase Agreement with Dental Associates, Inc. and Drs. Jack Rasmussen and Robert Boyer. Under the Purchase Agreement, the Cooperative may acquire substantially all of Drs. Rasmussen’s and Boyer’s dental practices in consideration for payments in the form of cash. The transfer of the practice assets is not anticipated to occur until the five year anniversary of closing date. In connection with the initial closing, Dental Associates, Inc. obtained a loan in the principal amount of one-half of the practice purchase price from SNB. The Purchase Agreement also contains non-compete, confidentiality and indemnification provisions.

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

Acquisition of Practice from Dr. Packer

Effective April 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, entered into an Affiliate Member Practice Purchase Agreement with P. Berrett Packer DDS, Inc. Dr. Berrett Packer (“Packer”). Under the purchase agreement, the Cooperative may acquire substantially all of Packer’s dental practice in consideration for future cash payments and 120,000 shares of common stock (24,000 were issued at closing and 24,000 will be issued on each of the first four annual anniversary dates of the closing). The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, Packer obtained a loan in the principal amount of twenty-percent (20%) of the practice purchase price from SNB (the “Loan”). The Purchase Agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative and Packer executed a Management Services Agreement. Under the Management Agreement, the Company retained Packer to independently manage and operate the dental practice for a five year period in consideration for a percentage of Packer’s margin (i.e., Packer’s collections less operating expenses) plus an additional cash payment. The Management Agreement contains, among other provisions, (i) requirements with respect to minimum collection and minimum margin levels that must be maintained during the term of the agreement, and (ii) confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

In connection with the Packer loan, the Company and the Cooperative agreed to subordinate certain rights that may accrue in connection with the purchase agreement and related management agreement to the amounts owing to SNB under the loan.

Acquisition of Practice from Dr. Anderson

Effective June 4, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, closed on an Affiliate Member Practice Purchase Agreement with Lowell K. Anderson DMD PC and Dr. Lowell K. Anderson (“Anderson”). Under the purchase agreement, the Cooperative may acquire substantially all of Anderson’s dental practice in consideration for future cash payments and stock options exercisable for 1,000,000 shares of common stock. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of closing date. In connection with the closing, Anderson obtained a loan in the principal amount of fifty-percent (50%) of the practice purchase price from SNB. The purchase agreement also contains confidentiality, indemnification and other provisions.

In connection with the Purchase Agreement, the Cooperative and Anderson executed a Management Services Agreement. Under the Management Agreement, the Company has retained Anderson to independently manage and operate the dental practice for a five year period in consideration for a percentage of Anderson’s margin (i.e., Anderson’s collections less operating expenses) plus an additional cash payment.

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

              Acquisitions of Other Practices Under the Affiliate Dental Practice Transition Funding Model

Commencing on or about November 1, 2007, the Company, through its wholly owned subsidiary, Dental Cooperative, Inc., implemented the new, more standardized form of its Affiliate Member Practice Purchase Agreement (“Purchase Agreement”) which it enters into with individual dentists and the entities owning their dental practices (“Provider”). Under such Purchase Agreements, the Cooperative may acquire substantially all of Provider’s dental practice in consideration for a future cash payment. The amount of such future cash payment is to be determined by the average of the dental practice’s gross collections during the practice’s two fiscal years immediately preceding the transfer date, multiplied by a percentage specified in the Purchase Agreement. The transfer of the practice assets is not anticipated to occur until a mutually agreed upon date by Dental Cooperative and the owner of the practice (“Provider”), at which time all right, title, and interest in and to the dental practice is transferred from Provider to Dental Transition. This date shall occur approximately 180 days after the date Provider has given notice of its intention to transfer the dental practice.

In connection with the Purchase Agreement, the Cooperative, the individual dentist and the Provider execute a Management Services Agreement. Under the Management Agreement, the Company retains the individual dentist to independently manage and operate the dental practice until such time as the practice may be transferred. In consideration thereof, the dentist is entitled to the dental practices’ annual profit margin (Provider’s collections less operating expenses), less an amount equal to 5% of the Provider’s annual collections during the twelve months preceding closing. The Management Agreement contains, among other provisions, confidentiality and indemnification provisions. The Management Agreement is effective immediately upon closing of the Purchase Agreement.

The Company entered into five Affiliate Dental Practice Transition Funding Agreements during 2007 and an additional five such agreements during 2008. The Company plans to enter into additional Affiliate Dental Practice Transition Funding Agreements in the future.

U.S. DentistDirect

As described above, the Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006, wherein Dentist Direct LLC would directly offer the dental benefit plans sponsored by U.S. DentistDirect and the members of U.S. DentistDirect would receive the resultant patient flow benefit. The parties have not concluded the arrangements described in the Memo but have moved forward in good faith in accordance with the Memo. All development costs and liabilities, as well as, revenues and profits or losses associated with the formation and operation of Dentist Direct LLC belong wholly to Dentist Direct LLC. Mr. Harry “Pete” Peterson, a director of the Company, is also the President and an owner of Dentist Direct LLC. As of December 31, 2008, Dentist Direct LLC had established a growing provider panel of over 1,100 dentists in Utah and we believe it is among the fastest growing dental benefit plans in that State.

Market, Industry Background and Competition

The dental practice management and benefit plan markets are highly competitive. Many of our competitors have longer operating histories, are substantially larger and are better financed and better situated in the market than we are.

The Dental Cooperative Business

The dental practice management business of the dental services industry is highly competitive and is expected to become increasingly more competitive. Companies engaged in this business are referred to as “Dental Management Service Organizations” (DMSO’s). DMSO’s are usually characterized by the participating dentists being employees of the DMSO. We are aware of several DMSO’s that are currently operating in our Utah markets as well as in other contemplated United States markets. There are also many DMSOs currently operating in other parts of the United States that may enter our markets in the future. We believe that our business model will substantively and critically differentiate the Company from that of a typical DMSO by allowing dentists to remain completely independent, yet enjoy the business advantages of operating collectively. Other existing DMSO’s could attempt to adopt models similar to ours and may be better capitalized or otherwise enjoy competitive advantages, which may make it difficult for us to compete with them. The agreements with our member dentists contain non-compete provisions prohibiting our members from using our business model or any documents or knowledge they may have gained from us to compete with us for at least a two-year period.

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

The U.S. DentistDirect Business

We anticipate that the dental benefit plans we sponsor will operate in a highly competitive environment. Principal competitors will include large insurance companies, which offer managed dental care and indemnity dental products, and independent companies including for-profit and not-for-profit HMOs, DHMOs, self-funded plans, PPOs and reduced fee-for-service dental plans offering dental benefits similar to some of those U.S. DentistDirect sponsors through its relationship with Dentist Direct LLC.

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

Indemnity dental insurance coverage offered by insurance carriers may have a competitive advantage over other dental benefit plans because many such carriers are better known, are significantly larger and have substantially greater financial and other resources than do our sponsor.

 The dental benefits plan business does not require substantial amounts of capital and, other than government regulation, systems operating costs and the cost of obtaining and monitoring a dental panel, there are no significant barriers to new competitors entering the market. There can be no assurance that the plans we sponsor will be able to compete successfully with existing competitors or new market entrants. Any such additional competition could adversely affect results of operations for those companies who offer our sponsored dental benefit programs. We do believe that the relationship between our member dentists on the provider panel and sponsored benefit plan offered is unique, in that it is supported and marketed by our member dentists on the panel.

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

At the present time, we are not subject to any special environmental regulations or requirements, the cost of complying with environmental laws is not significant and environmental laws and regulations do not have a material effect on our business or financial condition.

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

The U.S. DentistDirect Business

We understand that the companies that offer the dental benefit plans we choose to sponsor will be subject to substantial governmental regulation, principally under the insurance laws of the states in which our subcontractors conduct and will conduct business. Although specific requirements vary from state to state, these laws generally require that the plans insuring entity be licensed by the relevant state insurance department to offer dental care plans, and may also prescribe minimum levels of net worth and reserves; limit the ability of such plans to pay dividends to the extent required regulatory capital would be impaired; establish the manner in which premiums are determined or structured; require filing for approval of products; certain product literature, premium levels and contract forms with subscribers, dentists and others (which may entail substantial delay in implementing changes or introducing new products); in some cases establish minimum benefit levels for dental benefit plans; provide for periodic examinations, including quality assurance review; establish standards for plan management and other personnel; specify measures for resolving grievances; and generally prohibit the acquisition of more than specified levels (as low as 5% in certain states) of the voting power over the plan without prior governmental approval. These regulatory provisions generally grant plenary power to the relevant agencies in interpreting and administering the applicable laws and regulations. U.S. DentistDirect, Inc. currently outsources or subcontracts all activities, which fall under regulatory and licensing obligations, to vendors who are required by agreement to maintain current and approved status on all licensing and regulatory requirements.

Various state regulatory agencies and legislatures have in the past considered, are presently considering, and may in the future propose regulatory and legislative changes, such as the establishment of prescribed minimum loss ratios or mandated schedules of benefits and the adoption of legislation requiring plans to admit “any willing provider” to the plan’s dental panel, which could adversely affect the ability of Dentist Direct LLC and others we may sponsor to successfully offer our plans. In addition, health care and insurance reform initiatives have been proposed and may be proposed in the future at the state and federal levels, which may adversely affect the offering of dental care plans and their profitability. We are unable to determine the likelihood or effect of any such regulatory or legislative changes.

State regulatory requirements may also limit our ability to operate in certain existing markets or adversely affect our ability to enter new markets on a de novo basis or through acquisitions. In some states we can only conduct business through a contractual arrangement with a licensed indemnity carrier or a full service HMO.

While the regulated nature of the dental benefit plan business may interfere with management’s plans for further geographic expansion, this regulatory environment also governs, to a greater or lesser extent, the conduct and expansion prospects of existing and new competitors.

The failure of those who offer our plans to maintain regulatory compliance and constructive relationships with relevant regulatory authorities could adversely affect our ability to achieve our dental benefit plan business objectives, for example, by limiting our ability to obtain required approvals for new products or premium increases. In an extreme case, failure to comply with relevant laws and regulations may result in revocation of one or more of our licenses.

Dental Practice Transition

Various state regulatory agencies and legislatures have past legislation relating to the lending of money. Such legislation varies from state to state and may regulate the rates at which interest can be charged, required disclosures in connection with lending funds, collection practices, advertising methods, and other lending practices. Failure by our lending institutions to maintain regulatory compliance could adversely affect their ability to make loans and our ability to conduct our dental practice transition business and could result in the imposition of fines and penalties. In the extreme case, it could result in our inability to effectively conduct our dental practice transition business in one or more states.

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

As of June 30, 2004, the shareholders of Dental Cooperative, Inc. were issued 18,823,288 shares of the Company’s common stock, thus Dental Cooperative’s shareholders, as a group, owned 89% of the then issued and outstanding shares of the Company. All of the members of the management of Mountain Oil, Inc. and its board of directors resigned as of June 30, 2004, except Mr. Harry L. “Pete” Petersen, a director. Prior to these resignations, the Mountain Oil, Inc. board of directors elected Michael Silva as a Director, and as Chairman and Chief Executive Officer; and elected Marlon Berrett as a Director, and as President and Chief Operating Officer and such persons continue to serve in such positions.

In connection with the merger transaction, the former oil and gas operating subsidiary, the shares of which were spun off on June 30, 2004, executed and delivered to Dental Cooperative and the Company an Indemnity Agreement holding them harmless from any cost, charge, claim or damages associated with the former oil and gas business.

Seasonality of Business

Our business is subject to minor effects of seasonality caused by the fact that many dental procedures are elective and some dental patients do not elect to have dental work done near holidays or during the summer.

Employees

As of March 31, 2009, we employed four people on a full time basis and utilized the services of a number of independent contractors. Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 1A. Risk Factors

Risk Factors

In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

Our financial statements contain a going concern footnote indicating that we have had negative cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about our ability to continue as a going concern.

Our annual audited financial statements contain a going concern footnote indicating we have had negative cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about our ability to continue as a going concern. We incurred net operating losses for the fiscal years ended December 31, 2008 and 2007 of $315,918 and $259,918, respectively. As of December 31, 2008, we had current assets of $142,324 and current liabilities of $498,634, which resulted in a working capital deficit of $356,310 and our total liabilities exceeded our total assets by $733,176. We have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we would be able to obtain additional debt or equity capital should it be required in order to continue our operations. There can be no assurance that our current working capital will be adequate to allow us to continue to implement our business plan or that we will be able to continue as a going concern.

We have not achieved profitable operations and there can be no assurance that we will be able to operate at a profit in the future.

We have an accumulated deficit totaling $2,042,289 as of December 31, 2008 and we are not profitable. We incurred a net loss of $315,918 for the year ended December 31, 2008 and a net loss of $259,918 for the year ended December 31, 2007. To date our operations have not generated sufficient operating cash flows to pay for the expenses we incur on a current basis. Even with financing agreements now in place, we may not be able to successfully keep or grow our businesses or achieve profitability from our operations in the near future or at all. There can be no assurance that we will be able to operate at profit or that we will ever achieve sustainable profitability.

We are dependent on our loan arrangements with various lending institutions in order to continue our Dental Practice Transition business, and the loss or curtailment of such arrangements could have a material adverse effect on our business.

In order to start our Dental Practice Transition business, on December 4, 2006, we entered into an agreement with Stillwater National Bank and Trust Company (the “SNB”). The Agreement provides that the Company will refer to SNB loans in connection with the Company’s Affiliate Member Practice Purchase Agreements (the “Purchase Agreement”). The loans will be made directly to the dental practice or dental practitioner (the “Provider”) who is a party to the Purchase Agreement. The Company and SNB have agreed on a standard form of loan package, which is subject to negotiation between the Provider and SNB. The loans will be secured and guaranteed by the Provider. SNB has the right, in its sole discretion, to accept or reject any loan package. We have subsequently established working relationships with several additional lending institutions that are providing similar lending arrangements. They also have the right, in their sole discretions, to accept or reject any loan package. As a result, there can be no assurance that there will be any additional loans generated in connection with these financing relationships other than those closed and in process. If these lending institutions should cease making loans available to the Company’s Providers, the Company would be required to locate alternative sources of financing and if it were not successful in such efforts, it may be forced to discontinue its Dental Practice Transition business, which would be anticipated to have a material adverse effect on the Company’s operations.

Our cash reserves are not sufficient to pay the amounts owing on outstanding obligations.

At December 31, 2008 we had $498,634 in current liabilities and a working capital deficit of $356,310. These liabilities do not include the loan in the principal amount of $500,000 that is owed to Heartland which is included in long term liabilities and is currently in default. We do not have sufficient reserves to pay the amounts owing. As a result, no assurance can be given that the Company will have the resources to repay any or all of its current obligations. The failure of the Company to pay its obligations will have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

Our contractual arrangements with member dentists have inherent uncertainties with respect to accuracy and timeliness of payment.

Our Dental Cooperative member contracts call for a member dentist to pay a percentage of practice operating revenues monthly. We do not centrally account for the operating revenues of member practices, and so we rely on the members to compute operating revenue timely and accurately and to calculate and timely submit the required percentage management fee. Generally, it may take one or more weeks past the end of each month for the member dental practice to complete its accounting and pay its management fee.

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

The growth of our dental cooperative business will depend on our ability to attract economically successful dentists into our cooperative business model, and our U.S. DentistDirect dental benefit plan offerings. Because our cooperative business model relies on attracting the top tier of dentists in a given market, our growth strategy emphasizes entering selected new markets and entering into member contracts with dental practices that have a significant market presence or which we believe can achieve such a presence in the near term, and seeking these practices as a “magnet” or “core” from which to expand in the market area. Our new market penetration strategy is relatively untested. So far the members of Dental Cooperative come primarily from Salt Lake, Utah, Weber and Cache counties. Recent efforts have successfully brought in additional new members in Davis, Salt Lake and Box Elder counties. All of these counties are located within the state of Utah. However we have never attempted to enter a market outside of the State of Utah, and there can be no assurance that Dental Cooperative will be able to implement its national growth successfully.

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

Our success, including our ability to complete and integrate new members, depends on the continued services of our management staff. Each of our managers has a large portfolio of direct responsibilities and there is no redundancy. The loss of the services of any one of our current management could have a material adverse effect on our business, financial condition and operating results. The employment agreements we had with members of management expired in July 2008, we have not entered into new employment agreements with such persons and such persons are currently serving as employees at will. We do not maintain key man life insurance policies on any members of management. Implementation of our business strategy will require the addition of new qualified management personnel, and there is no assurance we can attract these new personnel.

Members of management own a substantial amount of our outstanding stock.

Members of our management team, together, own approximately 21.9% of the total issued and outstanding shares of our common stock. Thus management has the ability to exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers and sales of assets and the election of the members of our Board of Directors.

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

There can be no assurance as to the depth or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares. As a result, an investment in our common stock may not be liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

Item 2.  Properties

We have been in our current office space since September, 2005. Our executive offices are located at 2150 South 1300 East, Suite 500, Salt Lake City, Utah 84106, and consist of approximately 1000 square feet of leased office space on a month to month basis. Our lease also provides us with common area usage, and certain office support services, such a receptionist and conference room services. Our base rental expense was approximately $5,000 per month from January through October 2008 and was reduced to $4,500 per month effective November 1, 2008. Our leased office space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

Item 3. Legal Proceedings

We are not involved in any legal proceedings and, to the best of our knowledge, no legal proceedings against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Share Price History

Our common stock is quoted in the over-the-counter market in what is commonly referred to as the “Electronic” or “OTC Bulletin Board” or the “OTCBB” under the trading symbol “DPAT.OB.” The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from the OTCBB. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. In addition, our stock is thinly traded, there is limited liquidity and the presence of quotations should not be construed as an indication that there is an established trading market for our common stock.

Quarter Ended	High	Low
2008 March 31	$0.19	$0.10
June 30	$0.24	$0.16
September 30	$0.24	$0.11
December 31	$0.11	$0.01
2007 March 31	$0.29	$0.19
June 30	$0.20	$0.16
September 30	$0.19	$0.15
December 31	$0.18	$0.09

On March 27, 2009, the closing inside quotations for the Company’s common stock on the OTC Bulletin Board were $0.05 bid and $0.075 asked.

Holders of Record

At March 30, 2009, there were approximately 404 holders of record of our common stock as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Equity Compensation Plans

On June 9, 2004, the Company granted stock options to five persons entitling them to purchase up to 264,000 shares of the Company’s common stock at an exercise price of $2.50 per share. These options expire on June 9, 2009. Such options are included in the table below as options granted under equity compensation plans not approved by security holders.

On June 6, 2006, the Company’s board of directors approved the Dental Patient Care America, Inc. 2006 Stock Option Plan (the “2006 Plan”) pursuant to which the Company authorized the issuance of up to 2,000,000 shares of common stock upon the exercise of stock options granted under the 2006 Plan. The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company to obtain and retain the services of employees, officers, consultants, independent contractors, directors, and others upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Options may only be granted under the 2006 Plan to persons who are at the time of grant members of the Dental Cooperative and such other persons or entities whom the Company’s board of directors may select from time to time. During 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. During 2008, the Company authorized and issued options to its member dentists to purchase an additional 195,000 shares of common stock under terms identical to those options issued in June of 2006 and 2007. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the year ended December 31, 2008, accredited member dentist option holders exercised options exercisable for 73,342 shares of common stock resulting in aggregate proceeds to the Company of $10,759. As these options are variable securities, the Company revalued the 585,358 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2008. At December 31, 2008, the 585,358 remaining outstanding options had a Black/Scholes fair market value of $11,707.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “2007 Plan”). A total of 14,000,000 shares of common stock were allocated to the Plan. On March 8, 2007, the board of directors granted options exercisable for 12,560,041 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan were subject to shareholder approval. The option grants provided that the options were void and could not be exercised until and unless the shareholders of the Company approved the Plan and all grants thereunder through the date of Plan approval. The Company determined not to seek shareholder approval of the Plan or the options granted thereunder and to allow the Plan and the 12,560,041 options granted thereunder to terminate. As a result, on March 8, 2008, the Plan and all options granted under the Plan terminated.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The table includes the 264,000 stock options granted in 2004 but not does not include the 2007 Stock Option Plan or the options granted thereunder since the 2007 Plan and all options granted thereunder have terminated.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	849,358	$0.82	1,150,642
Total	849,358	$0.82	1,150,642

Recent Sales of Unregistered Securities

During 2008, the Company: (i) issued 84,000 shares of common stock to two member dentists pursuant to the terms of the contracts under which the Company acquired the practices of such dentists; (ii) issued 83,333 shares of common stock to a member dentist in connection with the Company’s profit sharing program; (iii) sold 170,000 shares of common stock to accredited investors for cash under terms of a private offering approved by the Company’s Board of Directors on March 5, 2008 at a price of $0.10 per share, resulting in aggregate proceeds to the Company of $17,000; and (iv) issued 73,342 shares of common stock to accredited member dentist option holders in connection with their exercise of outstanding stock options, which resulted in total aggregate proceeds to the Company of $10,759. These transactions were effected in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933.

Transfer Agent

Interwest Transfer Co. Inc., 1981 East Murray-Holladay Road, Salt Lake City, Utah 84117, telephone (801) 272-9294, serves as transfer agent and registrar for the Company's common stock.

Issuer Purchases of Equity Securities

The Company has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2008.

Special Sales Practices Regarding “Penny Stocks”

The Company’s shares of common stock are covered by Section 15(g) of the Securities Exchange Act of 1934, amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealers duties to its customers, including the disclosures required by and any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associate persons.

Item 6. Selected Financial Data

                Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We earn revenue from our dental cooperative business through membership fees assessed to our members on a fixed fee basis or as a percentage of their operating revenues and through marketing fees for patient referral services. In return, we provide service to our members in the form of centralized purchasing of dental supplies and lab services, HR benefits, marketing services for patient flow, the opportunity to participate in profit sharing or bonus pools and, more recently, preferential business financing through our financing agreements with third party lenders. Our member dentists remain independent practitioners wholly responsible and liable for the conduct and performance of their dental practices. Such member dentists are referred to as “Associate Member Dentists.” During 2007, we commenced implementing dental member practice transition funding models using the referral lending agreements we had concluded with a third party lender during 2006. The implementation of these models provides the ability to member dental practitioners who have chosen to retire or otherwise exit their practice to obtain financing toward the future transition of their practice to a member practitioner who wishes to assume the operations of the exiting member. Members who enter into such financing agreements are sometimes referred to in this report as “Affiliate Members.” We earn revenue by charging Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members currently range from approximately $400 to approximately $5,300 per month. During 2007, we completed our first five dental practice purchase and transition financing arrangements. During 2008, we completed an additional five dental practice purchase and transition financing arrangements. We believe that this new line of business will enable us to demonstrate the capability of the Dental Cooperative model to increase profitability at dental practices with the intent to profitably finance the enhanced dental practices to new dentists. During the year ended December 31, 2008, Affiliate Members accounted for approximately 56% of the total member fee revenue recognized by the Company, with one Affiliate member representing approximately 21% of total member revenue.

During the first quarter of 2007, we acquired two dental practices, DPAT-1 and DPAT-2. However, we subsequently determined it was preferable to enter into dental practice purchase and transition arrangements and we sold DPAT-1 during the third quarter of 2007 and sold DPAT-2 during the third quarter of 2008. Due to the sale of DPAT-2 effective October 1, 2008, the operations of DPAT-2 are reported within discontinued operations in the accompanying consolidated statements of operations and assets and liabilities associated with DPAT-2 are reported separately within our consolidated balance sheets and reclassified within the consolidated balance sheet as “Assets Held for Resale” and “Liabilities Related to Assets Held for Resale” pursuant to provisions of SFAS 144.

Financial Position

We had $11,831 in cash as of December 31, 2008. Our working capital deficit as of December 31, 2008 was $356,310, compared to working capital of $237,153 at December 31, 2007. Our net loss for 2008 was $315,918 compared to a net loss of $259,918 for 2007 and our total liabilities exceeded our total assets by $733,176. Our current liabilities as of December 31, 2008 included $238,150 in accrued payroll liabilities as a result of management’s decision to defer payment of salaries so the funds could be used in the operation of our business. As a result of the foregoing and other factors, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements contain a going concern footnote as a result of this uncertainty.

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

Cooperative Revenue Recognition - Affiliate Membership

During 2008 and 2007, the Company entered into Affiliate Member dental practice purchase and transition financing arrangements. The Company charges Affiliate Members membership fees based upon the margin from the dental practices that enter into such agreements, or the amount of financing obtained by the practice in the funding transaction, or a percentage of practices’ valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate Members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate Member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

The Company pays incentives to its members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

Practice Revenue Recognition

The Company’s dental practices charge fees to its patients for dental services performed. Fees are established internally by the practices based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of its patients. The Company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers. As a result of the Company’s disposition of its dental practices, dental practice revenues are reflected in the accompanying consolidated statements of operations within discontinued operations.

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R)), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2008 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

Years Ended December 31, 2008 and 2007

Our revenues were $475,517 for 2008 as compared to $315,147 for 2007. Revenues consist of member fees and marketing fees paid to the Company by member dentists as well as group purchasing rebates received from vendors for purchases made by our members. The increase in revenues resulted primarily from a small decrease in the number of Associate Members and a reduction in Associate Member fees, which was more than offset by an increase in the number of Affiliate Members and an increase in Affiliate Member fees, which are higher than Associate Member fees.

Member incentives were $87,233 for 2008 as compared to $89,373 for 2007. These amounts are accounted for as reductions of revenues (see Note 1 to the financial statements). As noted earlier, member incentives are profit sharing distributions through Dental Cooperative to recognize significant contributions to Dental Cooperative by certain members, based largely on the growth in revenues of the member practices and the resulting fees to Dental Cooperative. The decline in Member incentives resulted from a reduction in the volume of referrals from general practitioners to specialists which is a significant criteria for the payment of Member incentives, which in turn resulted from a reduction in the number of Members who are dental specialists. Member incentives are discretionary with the Board of Directors of Dental Cooperative, and these funds can be redirected to pay operating expenses as needed.

As a result of our sale of DPAT-1 during 2007 and DPAT-2 during 2008, we did not own any dental practices as of December 31, 2008, and the results of operations of DPAT-1 and DPAT-2 were reported within discontinued operations. Total income from discontinued operations was $196,893 for 2008 as compared to $483,651 for 2007. The decrease from 2007 to 2008 is primarily due to the $419,334 gain on the sale of DPAT-1 in 2007 compared to the $163,356 gain on the sale of DPAT-2 in 2008 and the fact that during 2008 income from discontinued operations only reflected operating income from DPAT-2 while during 2007 such item reflected operating income from both DPAT-1 and DPAT-2.

We did not generate any dental benefit plan direct revenues during 2008 or 2007. This is the result of our subcontracting the insurance component to our subcontractors as described elsewhere herein.

General and administrative (“G&A”) expenses were $868,645 for 2008 as compared to $923,067 for 2007. The $54,422 decrease in G&A expenses in 2008 as compared to 2007 is primarily due to a reduction in the amount of legal fees, audit fees and consultant fees associated with the Company’s SEC reporting obligations. In addition, our current liabilities as of December 31, 2008 included $238,150 in accrued payroll liabilities as a result of management’s decision to defer payment of salaries so the funds could be used in the operation of our business. During 2007, members of management permanently waived $40,000 in salaries.

Net other expense was $119,683 for the year ended December 31, 2008 as compared to net other expense of $147,455 for the prior year. The change between the 2008 and 2007 periods is primarily due to a $14,851 reduction in interest expense relating to borrowed funds from related parties and a $10,956 reduction in interest expense.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities, debt financing, deferred management compensation and revenues. Net cash used by operating activities was $86,286 for 2008 as compared to $590,294 for 2007. The decrease was primarily attributable to the change in gain on sale of discontinued operations because the Company recognized a $419,334 gain on the sale of DPAT-1 in 2007 compared to a $163,356 gain on the sale of DPAT-2 in 2008. Net cash used in investing activities was $1,753 for the year ended December 31, 2008 as compared to net cash provided by investing activities of $29,695 during the prior year. The difference is primarily attributable to $31,868 in cash received in connection with acquisitions during 2007 that was not repeated during 2008. We also received $36,424 in cash from financing activities in 2008, as compared to $90,646 from financing activities in 2007. The $54,222 decrease in 2008 is primarily due to proceeds from notes payable in 2007 that were not repeated in 2008, partially offset by payments on related party and other notes payable in 2007 that were not repeated in 2008, the receipt of $17,000 in proceeds from the sale of common stock in 2008, and the receipt of $8,665 in proceeds from related party notes and advances in 2008. As of December 31, 2008, our working capital deficit was $356,310 and we had $11,831 of cash on hand.

As of December 31, 2008, we had current assets of $142,324 as compared to $434,814 as of December 31, 2007. Our current liabilities of $498,634 at December 31, 2008 are higher than the balance of $197,661 at December 31, 2007. The decrease in our current assets in 2008 as compared to 2007 is primarily the result of the sale of DPAT-2 effective October 1, 2008, which decreased assets held for resale by $297,486. The increase in our current liabilities is primarily the result of a $63,480 increase in accounts payable, a $283,150 increase in payroll liabilities and a $50,137 increase in accrued interest. At year end 2008, total member accounts receivable were $86,487. One member dentists’ outstanding account receivable represented approximately 60% of total accounts receivable of the Company, which the Company believes is collectible, and against which no reserve has been made.

We chose to continue to distribute Dental Cooperative member incentives in 2008, although we have not yet generated positive cash flows from operating activities, and there can be no assurance that we will be able to generate positive cash flows in future periods. If we are unable to generate positive cash flows from operating activities, we will be required to seek financing through additional related party debt, including but not limited to salary waivers, or through the sale of debt or equity securities to investors. There can be no assurance that such related party financing or investor financing will be available to us if needed. We also may need to reduce or eliminate member incentives in order to maintain the services of our service providers through payment of their overdue bills.

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland made loans to the Company in the aggregate principal amount of five hundred thousand dollars ($500,000) and agreed to make additional loans to the Company in a total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000), subject to the satisfaction of certain conditions. The Company’s right to obtain additional loans under the Heartland Loan Agreement expired on November 5, 2007 and no additional loans will be obtained by the Company thereunder. Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company elected to pay interest during the first two years of the Note by the issuance of additional debt. As a result, the Company’s first cash payment of interest in the amount of approximately $15,000 was due and payable on April 1, 2009. The Company failed to make such cash payment of interest when due and is in default under the terms of the Note. The Note does not contain a provision requiring Heartland to provide notice of default nor does it provide for a grace period before a failure to make payment will constitute a default under the Note. The Note provides that any installment of interest that is not paid when due will bear interest after the due date at the rate of 14% per annum. As a result of the missed payment, Heartland has the right, at its option, to declare the entire unpaid principal amount of the Note together with interest thereon to be immediately due and payable and to exercise the remedies available to it. There can be no assurance that any additional loan proceeds will be received or sought by the Company and there can be no assurance that the Company will have sufficient funds available to repay the amounts owing on the loan.

The Company has not received notice of default or demand for payment from Heartland with regard to the delinquent interest payment, or that the full amount of the outstanding note balance is immediately due and payable in full. The Company and Heartland have had preliminary communication regarding the resolution to these matters, with a favorable outcome probable resulting in the cure of the default and payment of the accrued interest. Accordingly, the December 31, 2008 financial statements continue to reflect the long-term nature of the Heartland Note and the related debt issuance costs.

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

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the expansion of our business plan to other areas of the Western United States, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, are not anticipated to provide us with sufficient funding for the next twelve months. We anticipate that we will need approximately $200,000 in additional funding to execute our business plan over the next twelve months and thereafter. We have not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that such funding will be available to us on terms satisfactory to us or at all. Failure to raise the required capital could prevent us from achieving our long-term business objectives and may result in substantially reducing or even terminating operations.

As of December 31, 2008, we have outstanding stock options that are exercisable for (i) 264,000 shares of common stock at an exercise price of $2.50 per share and (ii) 585,358 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price during the of the Company’s common stock for the twenty (20) day period prior to exercise. We determined not to seek shareholder approval for the 2007 Stock Option Plan and the options exercisable for 12,559,791 shares of common stock granted thereunder and, as a result, the 2007 Plan and all options granted thereunder terminated on March 8, 2008.

On March 5, 2008, our Board of Directors authorized a private offering of up to 1,000,000 shares of our common stock for sale to accredited investors. During the second quarter of 2008, we received $17,000 from the sale of common stock to accredited investors in such private offering. No additional shares were sold under this offering during 2008. No assurances can be given that we will be successful in raising any additional funds through the private offering.

On March 18, 2008, an officer advanced $8,665 to us and we accrued interest in the amount of $683 with regard to this advance during the 2008 year. As of December 31, 2008, this loan was the only outstanding loan or advance from the Company’s officers, although we also had accrued payroll liabilities in the amount of $238,150 representing the amount of Company officers’ salaries that had not been paid.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted.  The Company anticipates that the adoption of standards SFAS 141 and SFAS 160 will not have a material impact on the Company’s consolidated financial statements.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns.  Upon review of the Company’s historical tax filings prior to 2007, and upon consultation with its tax advisors, the Company believed that it had taken tax positions in preceding years that could potentially result in reductions to its cumulative net operating loss carryforwards of approximately $231,535 at December 31, 2007. During the preparation of the Company’s tax filings for the tax year 2007, the Company amended its prior net operating loss carryforwards schedule to correctly restate such loss carryforwards, and believes that it is in compliance with FASB Interpretation No. 48 at December 31, 2008. The Company is subject to audit by the IRS and the State of Utah for the prior three years. The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, which becomes effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is evaluating what potential impact this statement might have with regard to its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested awards containing nonforfeitable rights to dividends (or dividend equivalents) are participating securities and should be included in earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This issue addresses certain equity-method accounting considerations and will become effective for fiscal years beginning on or after December 15, 2008, and any interim periods within those fiscal years. The Company is evaluating what potential impact this issue might raise with regard to its consolidated financial statements.

Our Outlook and Perspective on the Company’s Prospects

Our acquisition of Dental Patient Care America, Inc. in 2004, coupled with our complete divestiture or our oil and gas business and the resignation of prior management at the same time resulted in a new business for the Company, but also a management team without experience in the regulatory requirements of a public company. The Company has had very limited operational and administrative personnel. We anticipate that as the Company experiences growth in its operations, the increased revenue together with increased capitalization will both require and enable the hiring and retention of additional qualified personnel. We also anticipate that increasing revenues will enable us to reduce our indebtedness.

We experienced initial growth and stability in Cooperative membership even given our skeleton staff and initial inability to offer the financing required to implement our Practice Transition or “Affiliate” memberships. We continue to believe that the reason for this was that the perceived value of Cooperative membership goes beyond the value of specific services and cost reductions and includes the value of the perception and reality that an independent dental practitioner, as a member of the Cooperative, is collectively participating in an organization that competitively empowers and sustains his/her position as an independent dentist. With our new and expanding ability to provide both practice transition and business financing to our members and thus implement the new “Affiliate” type of membership, we anticipate to continue and expand the growth seen during 2008. Additionally, our practice transition business has led to an unanticipated additional revenue source. We have instigated billing those dental practices that seek immediate transition, involving no Affiliate Member contracts, a fair but very competitive transition fee. We believe this will be a significant revenue source in the coming years. We cannot assure that others will not adopt similar operating models, but are not aware of any such model that is currently operating. We continue to believe that the Cooperative has the potential to grow on a national scale to take advantage of the cost and preparation of the past several years.

Our U.S. DentistDirect dental plan business is not strategically unique by virtue of its initial products. We believe it is unique by virtue of its relationship to its panel of dental providers, the core being members of the Dental Cooperative. This family of dental plans is directed by and for its panel of providers, who by virtue of their interest in the dental plans can make possible the offering of unique products. While others have done this on a limited scale, it has not been combined with the other services we provide. We believe that this accounts for the substantial growth in our panel of dental providers and the number of patient lives covered under the dental plans we sponsor. We acknowledge the significant risks associated with such growth and that there can be no assurance that we can successfully deal with those risks or that we will ultimately be successful in our business objectives.

Inflation

                  We do not expect the impact of inflation on our operations to be significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                  Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data

The following financial statements are being filed with this report and are located immediately following the signature page.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended

    December 31, 2008 and 2007

Consolidated Statement of Stockholders’ Deficit

    for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended

    December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that due to our failure to timely file a current report on Form 8-K with regard to our disposition of the DPAT-2 practice, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent Remediation Plan. Subsequent to December 31, 2008, the Company, with the assistance of outside consultants with expertise in the area, established additional procedures to strengthen the Company’s disclosure controls and procedures, including the implementation of additional procedures calling for the provision of notice to the Company’s professional advisors prior to: (i) the Company’s execution of material contracts; or (ii) the Company’s issuance of securities. Management believes that such enhanced procedures will be adequate to cure the deficiencies in the Company’s disclosure controls and procedures that existed as of December 31, 2008. However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instance fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer, President and Chief Financial Officer concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

                 Set forth below is certain information concerning each of our directors and executive officers.

Name	Age	Position	Director Term Expires	With the Company Since
Michael Silva	57	CEO and Chairman	2009	2004
Marlon Berrett	67	President and Director	2009	2004
Harry L. “Pete” Peterson	64	Director	2009	2001
Andrew Eberhardt	37	Vice President		2004
Brad Berrett	54	Chief Financial Officer	2004

            The following sets forth the business experience, principal occupations and employment of each of the directors.

Michael Silva has served as a Director of Dental Patient Care America since June 2004, and has been a director of our subsidiary, Dental Cooperative, since it was formed in 1998. He has acted as Chief Executive of the Company since June 2004 and of Dental Cooperative since 1998. In addition to his roles at the Company and Dental Cooperative, Mr. Silva also is and has been Director of Wirthlin Worldwide Consulting from 2002 to the present. Prior to joining Wirthlin Worldwide, Mr. Silva was an independent business crisis consultant. Mr. Silva splits his available business time between the Company and Wirthlin Worldwide Consulting.

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

Harry L. “Pete” Peterson has been a Director since 2001 and became President of our U.S. DentistDirect subsidiary in 2004. Mr. Peterson is President of Business Insurance Group, Inc., a Utah corporation in business since 1989 doing business under the trade name “Big Benefits.” Big Benefits offers health insurance, claims administration, underwriting and plan design to employer groups primarily in the self-funded market.

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

The Company does not have an audit committee and the entire board of directors functions as the Company’s audit committee. Although certain directors have experience with financial statements and financial statement processes, the Board of Directors has not designated an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert. In addition, the Company’s common stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation. The Company’s Chairman and Chief Executive Officer and its President and Chief Operating Officer are also members of the Company’s board of directors and such persons participate in determining the amount and form of executive and director compensation. To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee. The Board of Directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors. The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

The Board of Directors held four formal meetings during 2008, including meetings held by telephone conference call. All of the directors attended all of such meetings. In addition, the directors met on numerous occasions during 2008 for informal discussions and took action by unanimous written consents in lieu of meetings.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is being filed as an exhibit to this report.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Dental Patient Care America, Inc., Attention: Corporate Secretary, 2150 South, 1300 East, Suite 500, Salt Lake City, Utah 84106. All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Item 11. Executive Compensation

The table below sets forth certain information concerning compensation we paid to our president, chief executive officer and all other executive officers with annual compensation in excess of $100,000 for the year ended December 31, 2008 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Silva (1)	2007	200,000	0	---	---	---	---	---	200,000
Chairman and CEO	2008	200,000	0	---	---	---	---	---	200,000
Marlon Berrett (2)	2007	159,600	0	---	---	---	---	---	159,600
President and COO	2008	160,000	2,000	---	---	---	---	---	162,000
Andrew Eberhardt (3)	2007	120,000	0	---	---	---	---	---	120,000
Vice President	2008	120,000	2,000	---	---	---	---	---	122,000

______________

(1)

Mr. Silva became on officer and director on June 30, 2004. Mr. Silva was entitled to annual salary of $220,000 during 2007 and $200,000 during 2008. During 2007, Mr. Silva permanently waived $20,000 in salary amounts to which he was entitled because of the Company’s lack of operating capital. During 2008, Mr. Silva was paid $95,833 in salary and the balance of $104,167 has been included in accrued payroll liabilities in the Company’s balance sheet.

(2)

Mr. Marlon Berrett became on officer and director on June 30, 2004. Mr. Berrett was entitled to an annual salary of $180,000 during 2007 and $160,000 during 2008. During 2007, Mr. Berrett permanently waived $20,400 in salary amounts to which he was entitled because of the Company’s lack of operating capital. During 2008, Mr. Berrett was paid $87,266 in salary and the balance of $72,734 has been included in accrued payroll liabilities in the Company’s balance sheet. During 2008, Mr. Berrett was also paid a bonus of $2,000.

(3)

Mr. Eberhardt became on officer on June 30, 2004. Mr. Eberhardt is paid an annual salary of $120,000. During 2008, Mr. Eberhardt was paid $85,000 in salary and the balance of $35,000 has been included in accrued payroll liabilities in the Company’s balance sheet. During 2008, Mr. Eberhardt was also paid a bonus of $2,000.

Mr. Brad Berrett acts as the Company’s Chief Financial Officer and he became an employee of the Company effective January 1, 2007. Under current arrangements, Mr. Brad Berrett is entitled to an annual salary of $90,000 per year. During 2008, Mr. Berrett was paid $63,750 in salary and the balance of $26,250 has been included in accrued payroll liabilities in the Company’s balance sheet. During 2008, Mr. Berrett was also paid a bonus of $2,000.

Equity Incentive Plans

On June 9, 2004, the Company granted stock options to five persons entitling them to purchase up to 264,000 shares of the Company’s common stock at an exercise price of $2.50 per share. These options expire on June 9, 2009.

On June 6, 2006, the Company’s board of directors approved the Dental Patient Care America, Inc. 2006 Stock Option Plan (the “2006 Plan”) pursuant to which the Company authorized the issuance of up to 2,000,000 shares of common stock upon the exercise of stock options granted under the 2006 Plan. The purpose of this Plan is to advance the interests of the Company and its shareholders by helping the Company to obtain and retain the services of employees, officers, consultants, independent contractors, directors, and others upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Options may only be granted under the 2006 Plan to persons who are at the time of grant members of the Dental Cooperative and such other persons or entities whom the Company’s board of directors may select from time to time. During 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in 2006. During 2008, the Company authorized and issued options to its member dentists to purchase an additional 195,000 shares of common stock under terms identical to those options issued in 2006 and 2007. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year. During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the year ended December 31, 2008, accredited member dentist option holders exercised options exercisable for 73,342 shares of common stock resulting in aggregate proceeds to the Company of $10,759. As these options are variable securities, the Company revalued the 585,358 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2008. At December 31, 2008, the 585,358 remaining outstanding options had a Black/Scholes fair market value of $11,707.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “2007 Plan”). A total of 14,000,000 shares of common stock were allocated to the Plan. On March 8, 2007, the board of directors granted options exercisable for 12,560,041 shares of common stock at an exercise price of $.30 per share. The effectiveness of the Plan and the grant of the options under the Plan were subject to shareholder approval. The option grants provided that the options were void and could not be exercised until and unless the shareholders of the Company approved the Plan and all grants thereunder through the date of Plan approval. The Company determined not to seek shareholder approval of the Plan or the options granted thereunder and to allow the Plan and the 12,560,041 options granted thereunder to terminate. As a result, on March 8, 2008, the Plan and all options granted under the Plan terminated.

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the last fiscal year. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Employment Agreements

We previously entered into employment agreements with Michael Silva and Marlon Berrett for terms which expired in July 2008. The employment agreements provided that these officers would receive (i) an annual salary of $220,000 and $180,000, respectively, (ii) discretionary bonuses, and (iii) they would participate in other benefits offered to Company employees generally. The employment agreements have expired and Mr. Silva and Mr. Berrett are continuing as employees of the Company on at at-will basis for annual salaries of $200,000 and $160,000, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 30, 2009, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group. On such date, there were 24,081,699 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership (2)

Principal Stockholders
Common Stock	Lowell K. Anderson(3) 2848 N. Foothill Drive Provo, UT 84604	1,270,000	5.3%

Officers and Directors
Common Stock	Michael Silva(4)	396,214	1.6%
Common Stock	Marlon Berrett(5)	2,157,000	9.0%
Common Stock	Harry Peterson(6)	1,530,107	6.4%
Common Stock	Andrew Eberhardt	1,000,668	4.6%
Common Stock	Brad Berrett	200,000	0.8%
Common Stock	All Executive Officers
_________________	And Directors as a Group (Five Persons)	5,283,989	21.9%

            (1)     Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

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

(3)     Includes 1,270,000 shares owned of record by a family trust and a family partnership, with respect to which Dr. Anderson may be deemed to be a beneficial owner.

(4)     Includes 396,214 shares owned or record by a family trust with respect to which Mr. Silva may be deemed to be a beneficial owner.

(5)     Includes 1,000,000 shares held by Mr. Berrett’s spouse with respect to which Mr. Berrett may be deemed to be a beneficial owner

(6)	Includes 1,382,107 shares owned by partnerships with respect to which Mr. Peterson may be deemed to be a beneficial owner.

Item 13. Certain Relationships and Related Transactions

                Advances from Officers

                Since the inception of the Company, Messrs. Michael Silva, Marlon Berrett and Andrew Eberhardt each have advanced money to the Company from time to time to cover expenses. On March 18, 2008, Mr. Marlon Berrett advanced $8,665 to the Company and the Company accrued interest in the amount of $683 with regard to this advance during the 2008 year. As of December 31, 2008, the loan from Mr. Marlon Berrett was the only outstanding loan or advance from the Company’s officers.

              Dentist Direct, LLC

The Company, through its wholly owned subsidiary, U.S. DentistDirect, entered into a Memo of Understanding (the “Memo”) with Dentist Direct, LLC on November 9, 2006, wherein Dentist Direct LLC would directly offer the dental benefit plans sponsored by U.S. DentistDirect and the members of U.S. DentistDirect would receive the resultant patient flow benefit. The parties have not concluded the arrangements described in the Memo but have moved forward in good faith in accordance with the Memo. U.S. DentistDirect and Dentist Direct, LLC are entities owned by separate parties. All development costs and liabilities, as well as, revenues and profits or losses associated with the formation and operation of Dentist Direct LLC belong wholly to Dentist Direct LLC. Mr. Harry “Pete” Peterson, a director of the Company, is also the President and an owner of Dentist Direct LLC.

Acquisition and Disposition of DPAT-1

Effective January 22, 2007, Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, assigned 100% of the membership interests in a DPAT-1, a dental practice, to the Company so that after the assignment was effective the Company became the sole member of DPAT-1. The Members were not paid any consideration in connection with this transaction.

On September 11, 2007, the Company, in accordance with its business model and purpose, assigned its entire membership interest in DPAT-1 to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT-1. The Company received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT-1 from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan.

In connection with the sale, the Company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT-1 were reported within discontinued operations in the 2007 Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

The transaction may be deemed to constitute a related party transaction because Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services. The sale price of DPAT-1 was evaluated and determined by the parties to the transaction utilizing 1) national and local comparable data relative to practice values for similarly situated dental operations of its size, type, historical operations, geographic location and sale terms; and 2) the relationship with respect to which the Company has financed and transitioned other practices it assists in similar transactions. The purpose of the sale was to provide the Company with working capital.

                 Acquisition and Disposition of DPAT-2

   The Company was the owner of 100% of the membership interests of DPAT-2, which in turn owned the dental practice (the “Practice”) that was acquired by the Company from Clegg in November 2006. In connection with the Company’s acquisition of the Practice, it had entered into an Affiliate Member Practice Purchase Agreement and a Management Services Agreement with Clegg, which are collectively referred to in this report as the “Clegg Agreements.”

Effective October 1, 2008, the Company, in accordance with its business model and long-standing plans, sold DPAT-2 to Purchaser in consideration for: (i) Purchaser’s assumption of the Company’s obligations under the Clegg Agreements; (ii) the payment to the Company of an on-going management fee  equal to 19% of the annual margin of DPAT-2 commencing January 1, 2009 and continuing until such time as Purchaser sells its interest in DPAT-2; and (iii) a disposition fee equal to 19% of Purchaser’s net profit from the sale of DPAT-2. Clegg consented to the transaction and agreed that any provisions in the Clegg Agreements providing for the issuance of the Company’s securities on or after October 1, 2008 were void.

As a result of the transaction, effective October 1, 2008, the Company transferred approximately $297,000 of assets and $461,000 of liabilities and accumulated deficit to Purchaser and the Company recognized a gain on the disposition of DPAT-2 of approximately $163,000. The results of operations for DPAT-2 were reported within discontinued operations in the 2007 and 2008 Consolidated of Statements of Operations. The 2008 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

The transaction may be deemed to constitute a related party transaction because Purchaser is owned by: (i) Marlon Berrett, an officer and director of the Company, (ii) Andrew Eberhardt, an officer of Company, and (iii) Dr. Richard Clegg, a shareholder of the Company and one of the persons from whom the Practice was originally acquired by the Company and to whom various obligations are owing by the Company under the Clegg Agreements. The transaction was approved by a majority of the Company’s disinterested directors who considered that the transaction would relieve the Company of $461,000 in liabilities while reducing its assets by approximately $297,000 and the Company would be entitled to the management and disposition fees described above; the transaction would divest the Company of the last dental practice owned by it in accordance with its long-standing goal; the disposition of the practice would eliminate the need to audit dental practices in connection with the audit of the Company’s consolidated financial statements, which was estimated to result in significant reductions in the cost of the audit and the time commitment required by Company personnel; and the terms of the transaction were at least as favorable to the Company as those that could be negotiated with an unrelated third party.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $37,500 and $46,000, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The aggregate fees billed for all other fees by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

Audit Committee

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

No items were approved by the Board of Directors pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Item 15. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are included as exhibits to this report.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.20	Assignment of Membership Interest, dated September 11, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 11, 2007).
10.21

Purchase and Sale Agreement, dated as of October 1, 2008, among Dental Patient Care America, Inc., Dental Cooperative, Inc., Dental Practice Transition, Inc., DPAT-2, LLC and DPAT Owners, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, dated March 24, 2008).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-KSB/A, dated December 31, 2003).
21.1	Schedule of subsidiaries.
31.1	Certification by Michael Silva under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brad Berrett under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael Silva pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brad Berrett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	DENTAL PATIENT CARE AMERICA, INC. (Registrant) By /s/ Michael Silva Michael Silva Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Silva Michael Silva	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 15, 2009
/s/ Brad Berrett Brad Berrett	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2009
/s/ Marlon Berrett Marlon Berrett	President and Director	April 15, 2009
/s/ Harry L. “Pete” Peterson Harry L. “Pete” Peterson	Director	April 15, 2009

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F - 3

Consolidated Statements of Operations for the Years Ended

December 31, 2008 and 2007	F - 4

Consolidated Statements of Stockholders’ Deficit
for the Years Ended December 31, 2008 and 2007	F - 5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007	F - 6

Notes to Consolidated Financial Statements	F - 7

RSM McGladrey Network
HJ & Associates, L.L.C.	An Independently Owned Member
50 West Broadway, Suite 600 - Salt Lake City, Utah 84101
Telephone (801) 328-4408 - Fax (801) 328-4461

CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dental Patient Care America, Inc.

Salt Lake City, Utah

We have audited the consolidated balance sheets of Dental Patient Care America, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Patient Care America, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assertion about the effectiveness of Dental Patient Care America, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007, and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2009

American Institute of Certified Public Accountants

Member of the Public Company Accounting Oversight Board

Dental Patient Care America, Inc.
Consolidated Balance Sheets

Assets		December 31, 2008	December 31, 2007

Current assets:
Cash		$11,831	$31,347
Accounts receivable		86,487	60,727
Current portion of long term debt deferred debt issuing costs		41,175	41,420
Assets held for resale		-	297,486
Prepaids and other assets		2,831	3,834

Total current assets		142,324	434,814

Property and equipment, net		3,030	3,228
Long term deferred debt issuing costs		95,999	138,105
Other assets		24,105	34,661

Total Assets	$	$ 265,458	$610,808

Current liabilities:
Accounts payable		$136,301	$72,821
Accrued payroll liabilities		238,150	-
Accrued expenses		11,342	11,801
Related-party accrued interest		683	-
Accrued interest		91,130	40,993
Related-party notes payable		8,665	-
Liabilities related to assets held for resale		-	62,583
Member deposit payable		12,363	9,463

Total current liabilities		498,634	197,661

Long-term liabilities:
Long term notes payable		500,000	500,000
Long term practice acquisition liabilities		-	383,625

Total long term liabilities		500,000	883,625

Total liabilities		998,634	1,081,286

Preferred stock, no par value, authorized 10,000,000
shares; no shares issued or outstanding		-	-
Common stock, no par value, 50,000,000 shares
authorized; 23,998,366 and 23,587,691 shares issued
and outstanding, respectively		1,309,113	1,255,893
Accumulated deficit		(2,042,289)	(1,726,371)

Total stockholders' deficit		(733,176)	(470,478)

Total Liabilities and stockholders' deficit		$265,458	$610,808

See accompanying notes to consolidated financial statements.			F-3

Dental Patient Care America, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Cooperative revenues (net of member incentives of
$87,233 and $89,373, respectively)	$475,517	$315,147
Total revenues	475,517	315,147

Costs and Expenses:
General and administrative expense	868,645	923,067
Total costs and expenses	868,645	923,067

Loss from operations	(393,128)	(607,920)

Other income (expense):
Other income, net	830	50
Interest Income	1,832	647
Interest expense	(121,662)	(132,618)
Related party interest expense	(683)	(15,534)

Net other expense	(119,683)	(147,455)

Loss from continued operations	(512,811)	(755,375)

Income tax benefit (provisions)	-	-

Loss before discontinued operations and extraordinary gain	(512,811)	(755,375)

Gain on sale of discontinued operations	163,356	419,334
Income from discontinued operations	33,537	64,317

Total income from discontinued operations	196,893	483,651

Loss before extraordinary items	(315,918)	(271,724)

Extraordinary gain - negative goodwill	-	11,806

Net loss	$(315,918)	$(259,918)

Basic and diluted loss per common share
- continued operations	$(0.02)	$(0.03)
- discontinued operations	0.01	0.02
- extraordinary gain	-	0.00
Net Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding
- Basic and diluted	23,910,904	23,470,298

See accompanying notes to consolidated financial statements.	F-4

Dental Patient Care America, Inc.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, December 31, 2006	-	$-	23,330,412	$1,135,805	$(1,466,453)	$(330,648)

Common Stock Issued for Practice Acquisition	-	-	84,000	17,280	-	17,280

Common Stock Issued for Services	-	-	60,000	12,000	-	12,000

Common Stock Options Exercised for Cash	-	-	53,279	8,054	-	8,054

Common Stock Issued for Debt Financing	-	-	60,000	11,400	-	11,400

Common Stock Warrants	-	-	-	76,645	-	76,645

Stock Offering Costs	-	-	-	(1,484)	-	(1,484)

Outstanding Stock Options Revalued at 12/31/07	-	-	-	(3,807)	-	(3,807)

Net Loss	-	-	-	-	(259,918)	(259,918)

Balance, December 31, 2007	-	$-	23,587,691	$1,255,893	$(1,726,371)	$(470,478)

Common Stock Issued for Cash	-	-	170,000	17,000	-	17,000

Common Stock Issued for Practice Acquisition	-	-	84,000	17,280	-	17,280

Common Stock Issued for Profit Sharing	-	-	83,333	15,833	-	15,833

Common Stock Options Exercised for Cash	-	-	73,342	10,759	-	10,759

Common Stock Warrants	-	-	-	2,832	-	2,832

Stock Offering Costs	-	-	-	(2,832)	-	(2,832)

Outstanding Stock Options Revalued at 12/31/08	-	-	-	(7,652)	-	(7,652)

Net Loss	-	-	-	-	(315,918)	(315,918)

Balance, December 31, 2008	-	$-	23,998,366	$1,309,113	$(2,042,289)	$(733,176)

See accompanying notes to consolidated financial statements.						F-5

Dental Patient Care America, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net Loss	$(315,918)	$(259,918)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Net income from discontinued operations	(33,537)	(64,317)
Extraordinary Gain	-	(11,806)
Gain on sale of discontinued operations	(163,356)	(419,334)
Depreciation	1,950	856
Common stock issued for services	15,834	12,000
Common stock issued for debt financing	-	11,400
Amortization of deferred debt issuing costs	42,351	36,465
Revaluation of stock options	(7,653)	(3,807)
Stock warrants issued for debt financing	-	7,714
Accretion of practice acquisition liabilities	26,052	31,730
Decrease (increase) in:
Accounts receivable	(23,739)	(14,913)
Prepaid and other assets	16,839	2,175
Increase (decrease) in:
Accounts payable	63,480	46,861
Accrued liabilities	237,691	(9,801)
Related party accrued interest	683	(4,970)
Other accrued interest	50,137	39,908
Member deposits	2,900	9,463

Net cash used by operating activities	(86,286)	(590,294)

Cash flows used in investing activities:
Purchase of property and equipment	(1,753)	(2,173)
Cash received in connection with acquisitions	-	31,868

Net cash provided by (used by) investing activities	(1,753)	29,695

Cash flows from financing activities:
Proceeds from exercise of stock options	10,759	8,054
Proceeds from common stock sold for cash	17,000	-
Proceeds from related party notes and advances	8,665	-
Proceeds from long term notes payable	-	225,000
Payments on related party notes payable	-	(117,408)
Payments on other notes payable	-	(25,000)

Net cash provided by financing activities	36,424	90,646

Cash provided by operating activities of discontinued operations	36,703	85,206

Cash provided by investing activities of discontinued operations	5,646	351,518

Net decrease in cash	(9,266)	(33,229)
Change in cash from discontinued operations	(31,623)	(46,534)
Cash at beginning of period	52,720	111,110

Cash at end of period	$11,831	$31,347

See accompanying notes to consolidated financial statements.		F-6

DENTAL PATIENT CARE AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Business

Dental Patient Care America, Inc. (the Company) was organized in 1998 for the purpose of organizing dentists into a cooperative model of contractually networked practices, allowing member dentists to access a variety of benefits. These benefits include programs to purchase supplies, laboratory and other operating services, insurance and employee benefits programs, opportunities for profit sharing through this business model, and more recently to offer preferential business and dental practice transition funding opportunities to our members. Various dental patient marketing programs are also provided, such as the organization of its member dentists into a network.

During 2007, the Company commenced implementing dental member practice transition funding models through its referral lending agreements that the Company concluded with Stillwater National Bank during 2006 (See Note 18). During 2008, relationships with additional lending sources were established which has significantly enhanced the Company’s ability to make financing arrangements on behalf of its member dentists. The implementation of these models provides new and more competitive ability to member dental practices to obtain financing, not only to finance the transition of dental practices for Affiliate members who have chosen to retire or otherwise exit their practice (See Note 9), but also to Associate members who may require working capital to expand or improve their practice capacity.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2008 and 2007, the Company had negative cash flows from operating activities, recurring operating losses, and negative equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome its working capital deficit, negative cash flows from operating activities and recurring operating losses include (1) further implementation of the Affiliate membership models which began during 2007 through the Company’s successful conclusion of the referral lending agreement with Stillwater National Bank during December 2006 (See Note 18), and were enhanced in late 2008 through the Company’s identification of additional referral lending relationships, (2) continued improvements and implementation of its product and service offerings to both Affiliate and Associate members, and (3) the expansion of its member population into additional state markets, which was deferred in 2008 pending the development of the additional referral lending relationships referred to in #2.

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

Concentrations of Risk

1) Accounts Receivable

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its dentist members. Accordingly, the Company performs ongoing credit evaluations of its members and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. At year-end 2008, total member accounts receivable were $86,487. One member dentists’ outstanding account receivable represented approximately 60% of total accounts receivable of the Company, which the Company believes is collectible, and against which no reserve has been made.

2) Components of Revenue

The Company has two classes of dentist members, Affiliate Members and Associate Members (See “Revenue Recognition” below). During the year ended December 31, 2008, Affiliate members accounted for approximately 56% of the total member fee revenue recognized by the Company, with one Affiliate member representing approximately 21% of total member revenue.

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to its cash.

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

2) Dental Operations Accounts Receivable

Dental operations accounts receivable are recorded at invoiced amounts. Receivables are reserved based upon historical contractual write-off’s, adjustments, and bad debt. A significant majority of the revenue received for services provided are paid by insurance companies with whom the Company has entered into provider contracts which prescribes the amount the Company will be reimbursed for services. Dental operations accounts receivable, as reflected within the accompanying consolidated Balance Sheets, are contained within assets held for resale.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on an estimate of future undiscounted cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows. As of December 31, 2008 and 2007, the Company does not consider any of its long-lived assets to be impaired.

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

Revenue Recognition

Cooperative Revenue Recognition - Associate Membership

The Company charges its Associate member dentists membership fees, marketing fees for referrals provided by the Company, and receives rebates from the suppliers for purchases of dental equipment for its members. These revenues are recognized when payments are received since that is the earliest date when these amounts are readily determinable and collection is reasonably assured. Amounts received prior to issuance of financial statements but after period ending dates that are attributable to prior periods are recorded as accounts receivable.

Cooperative Revenue Recognition - Affiliate Membership

During 2007, the Company entered into five Affiliate member dental practice purchase and transition financing arrangements and one sale arrangement, and an additional five Affiliate member dental practice purchase and transition financing arrangements and one sale arrangement during 2008 (See Notes 7 & 8). The Company charges Affiliate members membership fees based upon the margin from the dental practice that enters into such agreement, the amount of financing obtained by the practice in the funding transaction, or a percentage of the practice’s valuation expressed as a function of the annual cash collections of the practice. Membership fees associated with Affiliate members are established under the contractual terms entered into when the financing agreement was concluded. Since Affiliate member fees are reasonably determinable and estimable, such fees are accrued and recognized in the period earned.

The Company pays incentives to it’s members to recognize significant contributions to Dental Cooperative, based largely on the growth in revenues and resulting fees to Dental Cooperative. These fees are accounted for as a reduction of Cooperative revenues.

Practice Revenue Recognition

The Company’s dental practices charge fees to its patients for dental services performed. Fees are established internally by the practices based upon billing rates that are considered usual and customary among similarly situated dental service providers. Revenue is recognized at the time and during the period in which services are performed. Because a significant percentage of the Companies’ patients are insured or participate in managed care dental plans and programs, the rates charged by the Company may not be fully realized or collectible under the contractual payment terms of the managed care programs and insurance plans of it’s patients. The company therefore makes adjustments to its periodic revenue based upon the estimated amounts due from the patients and third-party payers in order that revenues may be fairly stated in accordance with generally accepted accounting principles. Revenue adjustments are based on analysis of historical collection rates from amounts due from patients and third-party payers, including managed care dental plans, commercial insurance companies and employers. Dental practice revenues, as reflected within the accompanying consolidated Statements of Operations, are contained within discontinued operations. (See Note 8)

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R)), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and we have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2008 are fully vested, we have recognized the associated compensation costs associated with these transactions. Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 849,358 shares of common stock as of December 31, 2008, and 727,700 as of December 31, 2007 (See Note 15).

2. Stock Transactions

During the first quarter of 2008, the Company issued 84,000 shares of common stock to two member dentists associated with the acquisition of their practices, and 83,333 shares to a member dentist in connection with the Company’s profit sharing program. Profit sharing distributions are discretionary on the part of the board of directors, and are granted to certain members who are deemed to have made significant contributions to the Dental Cooperative through their membership and participation. During the second quarter of 2008, the Company sold 170,000 shares to accredited investors for cash under terms of a private offering approved by the Company’s Board of Directors on March 5, 2008 at a price of $0.10 per share, resulting in aggregate proceeds of $17,000 (See Note 3). During the first and third quarters of 2008, accredited member dentist option holders exercised 57,373, and 15,969 options respectively to purchase common stock which resulted in total aggregate proceeds of $10,759. No stock transactions occurred during the fourth quarter of 2008.

3. Private Stock Offering

On March 5, 2008, the Company’s Board of Directors authorized a private offering of up to one million (1,000,000) shares of the Company’s common stock for sale to accredited investors. During April 2008, the Company sold 170,000 shares of common stock to accredited investors under this private offering at a price of $0.10 per share, which resulted in aggregate proceeds of $17,000. No further shares were sold under this offering during the year ended December 31, 2008.

4. Property and Equipment

Property and equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007
Furniture and equipment	$11,326	$9,574
Less accumulated depreciation	(8,296)	(6,346)
	$3,030	$3,228

Depreciation expense totaled $1,950 for the year ended December 31, 2008, and $876 for the year ended December 31, 2007.

5. Member Deposits Payable

The Company previously entered into contingent “affiliate agreements” with dentist members that provided for increased management fees in return for the Company making loans to the dentist members. These agreements were contingent upon the Company obtaining financing and establishing a formal policy to implement these provisions and issue the loans.

On November 17, 2006, the Company entered into an agreement to purchase a dentist member’s practice, subject to various contingencies, in consideration for payments in the form of Company stock and cash. Effective January 2007, the Company concluded the acquisition of this dental practice and consolidated the operations of this practice within the Company’s financial statements. As of December 31, 2007, and December 31, 2008, the Company held deposit amounts of $108,616 and $-0- respectively, which amounts were eliminated in consolidation. The deposit held was being amortized and recognized as a reduction in the dentist member’s management fees payable to the Company over the life of the Management Services Agreement which was entered into with the dentist member concurrent with the agreement to purchase the practice. Amortization of this deposit totaled $27,154 and $20,366 during the years ended 2007 and 2008, respectively. Remaining amounts of this deposit were eliminated as part of the transfer and sale transaction associated with this practice (See Note 7).

Member deposits payable in the accompanying balance sheet at December 31, 2008 consist of unearned revenue resulting from an early payment of a regular member monthly member fee, and prepayments of the contractual final month member fees paid by member dentists who have entered into Affiliate Membership agreements. Such deposits will be recognized as income during the final month of these member agreements.

6. Notes Payable

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has advanced loans to the Company in the amount of five hundred thousand dollars ($500,000) and the Loan Agreement originally contained provisions for Heartland to make potential additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The Company recognized $40,692 of interest expense associated with this note payable during the year ended 2007, and $50,137 of interest expense during the year ended 2008. No accrued interest has been paid. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company there under. The Company elected to pay interest during the first two years of the Note by the issuance of additional debt. As a result, the Company’s first cash payment of interest in the amount of approximately $15,000 was due and payable on April 1, 2009. The Company failed to make such cash payment of interest when due and is in default under the terms of the Note (See Note 20). There can be no assurance that the Company will have sufficient funds available to repay the amounts owing under the Loan Agreement.

As additional consideration for the loan, the Company issued a warrant to Heartland that is exercisable for a number of shares of common stock equal to ten percent (10%) of the Company’s issued and outstanding common stock, on a fully diluted basis, on the date of exercise (See Note 16). Until and unless the principal amount of one million two hundred fifty thousand dollars  ($1,250,000)  is  lent  to  the  Company,  the  number  of shares of common stock for which the warrant can be exercised is reduced in proportion to the amount actually lent. For example, the warrant is currently exercisable for 4.0% ((500,000/1,250,000) x 10%) of the Company’s issued and outstanding common stock, on a fully diluted basis. The Company has also agreed to file a registration statement registering the resale of the warrant and common stock that is issuable upon exercise of the warrants.

7. Consolidated Acquisitions

Acquisition and Sale of DPAT-2, LLC (the “Clegg Practice”)

In January 2007, the Company acquired 100% of Richard R. Clegg, DDS PC (“DPAT-2, LLC” or the “Clegg Practice”) in a transaction accounted for under FAS 141. The results of operations of the Clegg Practice prior to the quarter ended September 30, 2008 had previously been incorporated within the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

In connection with the Company’s acquisition of the Practice, it entered into an Affiliate Member Practice Purchase Agreement with Clegg and also entered into a Management Services Agreement with Dr. Richard R. Clegg pursuant to which he would continue to manage the Practice. The Affiliate Member Practice Purchase Agreement, the Management Services Agreement, and the liabilities related to the consideration to acquire the Practice referenced below, are collectively referred to as the “Clegg Agreements.”

The consideration given for the acquisition was $500,000 cash, which was to be payable on the fifth anniversary of the acquisition, and 300,000 shares of the Company’s common stock, of which 60,000 shares were given upon acquisition and 60,000 were given during the first quarter of 2008, and 60,000 were to be given on the anniversary of the acquisition for the next

Three years. The estimated fair values of assets acquired and liabilities assumed in the acquisition are as follows:

Current Assets	$289,180
Fixed Assets	31,405
Goodwill	67,833
Total Assets Acquired	388,418
Total Liabilities Assumed	(24,523)

Net Assets Acquired	$363,895

Goodwill of $67,833 resulting from the acquisition resulted from the payment of a premium (i.e. goodwill), over the fair value of the net tangible and identified intangible assets. The purchased goodwill is not deductible for tax purposes.

During the third quarter of 2007, the management and board of directors of the Company determined that it was no longer desirable for the Company to hold majority ownership interests in dental practices due to the time and expense associated with managing day-to-day operations, the costs of auditing such practices, and other factors.

Due to a determination made during September 2008 to transition the ownership of the Clegg Practice (DPAT-2, LLC) to a related party, the operations of DPAT-2, LLC were reported within discontinued operations beginning  with  the  quarter   ended  September  30,  2008  and  the  accompanying  Consolidated  Statements  of

Operations at December 31, 2008. Accordingly, assets and liabilities associated with DPAT-2, LLC, were reported separately at September 30, 2008, and reclassified at December 31, 2007, to be reflected within the Consolidated Balance Sheet as “Assets Held for Resale” and “Liabilities Related to Assets Held for Resale” pursuant to provisions of SFAS 144.

Effective October 1, 2008 the Company transferred and sold DPAT-2, LLC to DPAT-2 Owners, LLC (“Purchaser”) in consideration for: (i) the assignment to Purchaser of all the obligations and rights of DPAT-2 and the Company under the Clegg Agreements; and (ii) the payment by Purchaser to the Company of a management fee equal to 19% of the annual margin of DPAT-2 commencing to accrue as of January 1, 2009 and continuing until such time as the Purchaser shall sell its interest in DPAT-2, and a disposition fee equal to 19% of Purchaser’s net profit from the sale of DPAT-2, all as set forth in the Purchase and Sale Agreement (the “Purchase and Sale Agreement”) between the Company and Purchaser dated effective as of October 1, 2008. As a result of recording the sale transaction, the Company reduced its assets and liabilities associated with DPAT-2 by $297,306 and $460,662 respectively, and recognized a gain of $163, 356. Purchaser is owned by: (i) Marlon Berrett, an officer and director of the Company, (ii) Andrew Eberhardt, an officer of the Company, and (iii) Dr. Richard Clegg, the person from whom the Practice was originally acquired by the Company and the person to whom various obligations are owing by DPAT-2 and the Company under the Clegg Agreements. The Purchase and Sale Agreement provides that the transfer is by its terms effective as of October 1, 2008 and, accordingly, Purchaser is and has been obligated to perform all obligations arising under the Clegg Agreements from and after October 1, 2008 and Purchaser is and has been entitled to the results of operation of DPAT-2 from and after October 1, 2008. Since October 1, 2008, the books of DPAT-2, the Company and Purchaser have been maintained as if the transaction had been completed on October 1, 2008.

The directors discussed the transaction extensively during September, October and November 2008 and determined that the sale of DPAT-2 was in the best interests of the Company because, on a consolidated basis, it would relieve the Company of $460,662 in liabilities while reducing its assets by $297,306, and the Company would be entitled to receive the management fee and the disposition fee described above. The directors also considered that the transaction would cause the Company to forgo the limited annual income provided by DPAT-2, which they believed was more than offset by the following factors: (i) the elimination of $460,662 in liabilities associated with DPAT-2 that would be assumed by the Purchaser; (ii) the fact that the sale would divest the Company of the last dental practice owned by it in accordance with the Company’s long-standing goal of disposing of all dental practices owned by it; (iii) the Company would no longer be required to audit the Practice in connection with the audit of the Company’s consolidated financial statements, which was estimated to result in significant reductions in the cost of the audit and the time commitment of Company personnel involved with the audit; and (iv) the Company would continue to receive 19% of the annual margin of DPAT-2 pursuant to the management fee. In making such determination, the disinterested directors discussed the matter on numerous occasions and considered any potential conflicts of interest described above and concluded that the terms of the transaction were at least as favorable to the Company as those that could be negotiated at arm’s length with an unrelated third party.

                Acquisition and Sale of DPAT-1, LLC

In January 2007, 100% of membership interests in DPAT-1, LLC (DPAT-1), was acquired through the assignment of those interests to Dental Practice Transition, Inc., a wholly owed subsidiary of the Company, who became the sole member of DPAT-1. The results of operations of DPAT-1 for the period January through August 2007, are included in the Consolidated Statement of Operations within discontinued operations (See Note 8).

As the membership interests of DPAT-1 were assigned to Dental Practice Transition, Inc., there was no consideration given for the membership interests. The acquisition was accounted for under FAS 141. The purchase price was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of DPAT-1 net assets acquired exceeded the acquisition costs by $11,805.

The following table summarizes the fair value of assets acquired and liabilities assumed and extraordinary gain recognized at the date of acquisition:

Current Assets	$76,739
Total Assets Acquired	76,739
Total Liabilities Assumed	(64,934)

Extraordinary Gain	$11,805

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, and consistent with the Company’s determination to no longer hold majority interests in dental practices, assigned its entire membership interest in DPAT-1 to 39th Street Dental, LLC, so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT-1. Dental Practice Transition, Inc., received four hundred twenty-nine thousand dollars ($429,000) in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT-1 from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan. The parties to the transaction determined the sale price. The purpose of the sale was to accomplish the Company’s objective of no longer holding majority interests in dental practices, and to provide the Company with working capital. Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interest is owned by the independent dentists who provide dental services to 39th Street Dental, LLC (See Note 10).

8. Discontinued Operations

Discontinued Operations - 2008

Due to the determination made during September 2008 to transition the ownership of DPAT-2, LLC, (the “Clegg Practice”) to a related party (See Note 7), the operations of DPAT-2, LLC for the nine months ended September 30, 2008, were reported within discontinued operations in the accompanying Consolidated Statements of Operations. Assets and liabilities associated with DPAT-2, LLC, were reported separately within the Consolidated Balance Sheet at September 30, 2008, and reclassified at December 31, 2007, to be reflected within the Consolidated Balance Sheet as “Assets Held for Resale” and “Liabilities Related to Assets Held for Resale”, pursuant to provisions of SFAS 144.

A summary of operations of Richard R. Clegg, DDS PC (DPAT-2, LLC) for the nine months ended September 30, 2008, are as follows:

Nine Months Ended September 30, 2008

Dental operations revenues	$840,211
Dental operations expense	(809,450)

Income from dental operations	30,761

Other income/(expense), net	2,940
Interest income/(expense), net	(164)

Income from discontinued operations	$$33,537

Discontinued Operations - 2007

Effective September 1, 2007, Dental Practice Transition, Inc., in accordance with its business model and purpose, and consistent with the Company’s determination to no longer hold majority interests in dental practices, assigned its entire membership interest in DPAT-1 to 39th Street Dental, LLC. Dental Practice Transition, Inc. received $429,000, which included $396,598 in cash and a note receivable of $32,402 in consideration of the assignment. In connection with the sale, the Company recognized a gain of $419,334. The operations of DPAT-1 and, for comparative financial statement disclosure purposes, the operations of Dr. Richard R. Clegg, DDS PC (DPAT-2, LLC) for the eight and twelve month periods ended August 31, 2007, and December 31, 2007 respectively, were reclassified and reported within discontinued operations in the accompanying Consolidated Statements of Operations.

A summary of the major classes of assets and liabilities of Richard R. Clegg, DDS PC (DPAT-2, LLC) included in the assets and liabilities held for resale for the year ended December 31, 2007 is as follows:

Balance at December 31, 2007
Assets:
Cash	$21,373
Accounts receivable, net	137,091
Receivables from employees or affiliates	40,000
Prepaid expenses	5,232
Fixed assets, net	25,957
Goodwill	67,833

Total assets held for resale	$297,486

Liabilities:
Accounts payable, trade	$26,633
Accrued liabilities	35,950

Total liabilities related to assets held for resale	$62,583

A summary of operations of DPAT-1 and Richard R. Clegg, DDS PC (DPAT-2, LLC) for the twelve months ended December 31, 2007, is as follows:

	DPAT-1 Eight Months Ended August 31, 2007	DPAT-2 (“Clegg”) Twelve Months Ended December 31, 2007	Total Discontinued Operations Income December 31, 2007

Dental operations revenues	$434,168	$1,131,701	$1,565,869
Dental operations expense	(421,735)	(1,087,099)	(1,508,834)

Income from dental operations	12,433	44,602	57,035

Other income/(expense), net	3,843	3	3,846
Interest income/(expense), net	(372)	3,808	3,436

Income from discontinued operations	$15,904	$48,413	$64,317

A summary of the cash flows from discontinued operations for the years ended December 31, 2008 and 2007, is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Cash flows from operating activities:
Net income from discontinued operations	$33,537	$64,317
Adjustments to reconcile net income to cash provided
by discontinued operations:
Depreciation	7,581	9,815
Decrease (increase) in:
Accounts receivable	(5,182)	3,898
Prepaid and other assets	2,386	-
Increase (decrease) in:
Accounts payable	(2,064)	(1,271)
Accrued liabilities	445	8,447

Net cash provided by operating activities	36,703	85,206

Cash flows from investing activities:
Notes receivable due from employees or affiliated enterprises	10,000	(40,000)
Cash received from sale of discontinued operations	-	396,598
Payments on notes payable	-	(713)
Purchase of property and equipment	(4,354)	(4,367)

Net cash provided by investing activities	5,646	351,518

Net cash provided by discontinued operations	$42,349	$436,724

9. Practice acquisitions, Affiliate Memberships, and loan fundings.

During the year ended December 31, 2007, under the Company’s dental practice transition business, we entered into five Affiliate Membership and Dental Practice purchase arrangements, and an additional five such arrangements during the year ended December 31, 2008. Such arrangements typically involve the execution of a purchase agreement (the “Purchase Agreement”) between the Company and the dental practice pursuant to which the Company may acquire substantially all of the assets of the practice in consideration for future cash payments. The transfer of the practice assets is not anticipated to occur until the five-year anniversary of the initial closing date, and can be cancelled at any time by the dental practice. The Purchase Agreement contains non-compete, confidentiality, indemnification, and other provisions. The parties also execute a management agreement (the “Management Agreement”) pursuant to which the Company retains the owner and dental practitioner (the “Provider”), to manage and operate the dental practice for a five year period in consideration of a percentage of the dental practice’s margin (i.e. the practice’s collections less operating expenses), or the payment of a predetermined fixed management fee. The Management Agreement also contains requirements with respect to minimum collection and/or margin levels that must be maintained during the term of the agreement.

In connection with the initial closing, the dental practice may obtain a loan arranged by the Company through the Company’s referral lending relationship with Stillwater National Bank and Trust Company (the “SNB”) or other lenders. Obtaining or accepting such loan by the practice at the initial closing is not a condition of Affiliate Membership, or the ultimate execution of the future Purchase Agreement between the practice and the Company, but is offered to those practices who desire the availability of this funding facility. The amount of such loans, to the extent they may be made, vary according to the value of each individual practice and are subject to negotiation between the lender and the Provider, who is a party to the Purchase Agreement. Such loans are secured and guaranteed by the Provider, and the lender retains the right, in its sole discretion, to accept or reject any loan request. In connection with the loan to the practice, the Company agrees to subordinate certain rights under the Purchase Agreement and Management Agreement to the amounts owing to the lender under the loan.

10. Related Party Transactions and Discontinued Operations

Acquisition and Disposition of DPAT-1

Effective January 22, 2007, Michael Silva, Marlon Berrett, and Harry L. “Pete” Peterson (the “Members”), who are officers and/or directors of the Company, assigned 100% of the membership interests in a DPAT-1, a dental practice, to the Company so that after the assignment was effective the Company became the sole member of DPAT-1. The Members were not paid any consideration in connection with this transaction.

On September 11, 2007, the Company, in accordance with its business model and purpose, assigned its entire membership interest in DPAT-1 to 39th Street Dental, LLC so that after the assignment was effective, 39th Street Dental, LLC became the sole member of DPAT-1. (See Note 7.) The Company received $429,000, which included $396,598 in cash and a note receivable of $32,402, in consideration for the assignment. 39th Street Dental, LLC borrowed the funds to purchase DPAT-1 from Stillwater National Bank and Trust Company. The members of 39th Street Dental, LLC personally guaranteed the loan.

In connection with the sale, the Company recognized a gain of $419,334. The sale was effective September 1, 2007. The results of operations for DPAT-1 were reported within discontinued operations in the 2007 Consolidated of Statements of Operations. The 2007 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

The transaction may be deemed to constitute a related party transaction because Marlon R. Berrett, an officer and director of the Company, and Andrew Eberhardt, an officer of the Company, together own a fifty percent membership interest in 39th Street Dental, LLC. The remaining fifty percent membership interests are owned by the independent dentists who provide the 39th Street Dental, LLC’s dental services. The sale price of DPAT-1 was evaluated and determined by the parties to the transaction utilizing 1) national and local comparable data relative to practice values for similarly situated dental operations of its size, type, historical operations, geographic location and sale terms; and 2) the relationship with respect to which the Company has financed and transitioned other practices it assists in similar transactions. The purpose of the sale was to provide the Company with working capital.

Acquisition and Disposition of DPAT-2

The Company was the owner of 100% of the membership interests of DPAT-2, which in turn owned the dental practice (the “Practice”) that was acquired by the Company from Clegg in November 2006. In connection with the Company’s acquisition of the Practice, it had entered into an Affiliate Member Practice Purchase Agreement and a Management Services Agreement with Clegg, which are collectively referred to in this report as the “Clegg Agreements.”

Effective October 1, 2008, the Company, in accordance with its business model and long-standing plans, sold DPAT-2 to Purchaser in consideration for: (i) Purchaser’s assumption of the Company’s obligations under the Clegg Agreements; (ii) the payment to the Company of an on-going management fee equal to 19% of the annual margin of DPAT-2 commencing January 1, 2009 and continuing until such time as Purchaser sells its interest in DPAT-2; and (iii) a disposition fee equal to 19% of Purchaser’s net profit from the sale of DPAT-2. Clegg consented to the transaction and agreed that any provisions in the Clegg Agreements providing for the issuance of the Company’s securities on or after October 1, 2008 were void. (See Note 7.)

As a result of the transaction, effective October 1, 2008, the Company transferred $297,306 of assets and $460,662 of liabilities and accumulated deficit to Purchaser and the Company recognized a gain on the disposition of DPAT-2 of $163,356. The results of operations for DPAT-2 were reported within discontinued operations in the 2007 and 2008 Consolidated of Statements of Operations. The 2008 Consolidated Statement of Cash Flows reports the cash flows of the discontinued operations.

The transaction may be deemed to constitute a related party transaction because Purchaser is owned by: (i) Marlon Berrett, an officer and director of the Company, (ii) Andrew Eberhardt, an officer of Company, and (iii) Dr. Richard Clegg, a shareholder of the Company and one of the persons from whom the Practice was originally acquired by the Company and to whom various obligations are owing by the Company under the Clegg Agreements. The transaction was approved by a majority of the Company’s disinterested directors who considered that the transaction would relieve the Company of $460,662 in liabilities while reducing its assets by $297,306 and the Company would be entitled to the management and disposition fees described above; the transaction would divest the Company of the last dental practice owned by it in accordance with its long-standing goal; the disposition of the practice would eliminate the need to audit dental practices in connection with the audit of the Company’s consolidated financial statements, which was estimated to result in significant reductions in the cost of the audit and the time commitment required by Company personnel; and the terms of the transaction were at least as favorable to the Company as those that could be negotiated with an unrelated third party.

11. Related Party Transactions - Other

On March 18, 2008, Marlon R. Berrett, an officer and director of the Company, advanced $8,665 to the Company for operational use. During the year ended December 31, 2008, the Company accrued interest in the amount of $683 with regard to this advance.

12. Commitments and Contingencies

Employment Agreements

The Company previously entered into employment agreements with its Chief Executive Officer and Chief Operating Officer which obligated the Company to pay an aggregate sum of approximately $400,000 per year in salaries, plus discretionary bonuses, beginning June 1999 and continuing through June 2008. The employment agreements expired in July 2008 and such persons are continuing as employees-at-will on the same terms as set forth in the employment agreements. The Chief Executive Officer and Chief Operating Officer permanently waived the Company’s obligation to pay a portion of their salaries during 2007.

Operating Leases

The Company’s corporate office space and equipment are leased under cancelable month-to-month operating leases. Total rent expense related to these operating leases for the years ended December 31, 2008 and 2007 was approximately $62,800 and $55,297, respectively.

The Company’s dental operations office had a lease with a third party through June 2013, for office space that contained customary escalation charges from year-to-year. At December 31, 2008, future minimum lease payments under this non-cancelable operating lease are as follows:

Year Ending December 31:
2009	$27,804
2010	28,056
2011	28,308
2012	28,308
2013	14,154

Total future minimum lease payments	$126,630

Any and all obligations of the Company under the dental operations lease agreement mentioned above ceased effective October 1, 2008 as part of the consideration associated with the Company’s agreement to sell the related dental practice (See Note 7).

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

13. Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

	2008	2007

Book Loss	$(123,208)	$(101,368)
Federal income tax (provision)
benefit at statutory rate		-
Other	-	12,375
Meals & Entertainment	565	1,794
Stock for services	6,175	4,680
Accrued expenses	93,145	-
Options and warrants expense	(2,984)	(1,485)
Change in valuation allowance	26,307	84,004

	$-	$-

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

	2008	2007

Net operating loss	$491,119	$464,812
Depreciation	-	(50)
Accrued Expenses	93,145	-
Valuation allowance	(584,264)	(464,762)

	$-	$-

At December 31, 2008, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $1,200,000, which will begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings prior to 2007, and upon consultation with its tax advisors, the Company believes that it has taken tax positions in preceding years that could potentially result in reductions to it’s cumulative net operating loss carryforwards of approximately $231,535 at December 31, 2007. During the preparation of the Company’s tax filings for the tax year 2007, the Company amended its prior net operating loss carryforwards schedule to correctly restate such loss carryforwards, and believes that it is in compliance with FASB Interpretation No. 48 at December 31, 2008. The Company is subject to audit by the IRS and the State of Utah for the prior three years.

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses. The Company recorded an immaterial amount of interest and penalties for the year ended December 31, 2008.

14. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement 123 (revised 2004) (Statement 123 (R)), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and we have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of Statement 123(R) to new awards granted, modified, repurchased, or cancelled after January 1, 2006. Accordingly, since all of the Company’s stock-based awards issued and outstanding as of December 31, 2008 are fully vested, we have recognized the associated compensation costs associated with these transactions.

Additionally, had any of the stock-based awards not been vested, we would have recognized compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006, as the remaining service was rendered.

15. Stock Options

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

As of December 31, 2006, the Company had options outstanding to purchase 264,000 shares of common stock at an exercise price of $2.50 per share. Because these particular options were fully vested prior to January 1, 2006, there is no expense required to be recognized attributable to these options for the period ended December 31, 2008.

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

During June of 2006, the Company authorized and issued options to its member dentists to purchase 399,914 shares of common stock at an exercise price equal to eighty percent (80%) of the average closing price of the Company’s stock for the preceding 20 days prior to the date of exercise. During June of 2007, the Company authorized and issued options to its member dentists to purchase 150,000 shares of common stock under terms identical to those options issued in June of 2006. On January 2, 2008, and July 1, 2008, the Company authorized and issued options to its member dentists to purchase an additional 45,000 and 150,000 shares, respectively, of common stock under terms identical to those options issued in June of 2006 and 2007. The variability in the exercise price requires these options to be treated as variable securities, and they will be revalued at the end of each reporting period. At the date of issuance, all of these options were fully vested and could be exercised at any time, therefore 100% of the option value was recognized during the year.

During the years ended December 31, 2006 and 2007, 32,935 and 53,279 respectively of these options were exercised. During the year ended December 31, 2008, accredited member dentist option holders exercised options exercisable for 73,342 shares of common stock resulting in aggregate proceeds of $10,759. As these options are variable securities, the Company revalued the 585,358 outstanding options using Black/Scholes models to estimate their fair market valuation at December 31, 2008. At December 31, 2008, the 585,358 remaining outstanding options had a Black/Scholes fair market value of $11,707.

On March 8, 2007, the Company’s board of directors approved the Dental Patient Care America, Inc. 2007 Stock Option Plan (the “Plan”). A total of 13,000,000 shares of common stock were allocated to the Plan and the board of directors granted options exercisable under the Plan for 12,559,791 shares of common stock at an exercise price of $.30 per share. However, the effectiveness of the Plan and the grant of the options under the Plan were subject to shareholder approval and the option grants provided that the options were void and could not be exercised until and unless the shareholders of the Company approved the Plan and all grants that occurred through the date of Plan approval. The Company determined not to seek shareholder approval of the Plan or the options granted there under and allowed the Plan and the associated options to expire. As a result, on March 8, 2008, the Plan and all options granted under the Plan terminated.

The Company used the Black-Scholes valuation model to estimate the fair value of its stock-based awards. Use of the Black-Scholes valuation model to estimate the fair value of our stock-based awards requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for this group of options outstanding at December 31, 2008:

Risk-free interest rate	1.55%
Expected life in years	2.98
Dividend yield	0
Expected volatility	196.96%

A summary of the status of the Company’s stock option plans as of December 31, 2008 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price
Outstanding options at December 31, 2007	727,700	$1.00

Granted	195,000	0.06
Cancelled / Expired	-	-
Exercised	(73,342)	0.15

Outstanding, December 31, 2008	849,358	$0.82

Exercisable, December 31, 2008	849,358	$0.82

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$2.50	264,000.50		$2.50	264,000	$2.50
0.06	585,358	2.98	0.06	585,358	0.06
$2.50 – 0.06	849,358	2.21	$0.82	849,358	$0.82

16. Stock Warrants

On December 27, 2006, the Company and its subsidiaries entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”). Under the terms of the Loan Agreement, Heartland has made initial loans to the Company in the amount of five hundred thousand dollars ($500,000) and the Loan Agreement originally contained provisions for Heartland to make potential additional loans to the Company in the total aggregate principal amount of up to one million two hundred fifty thousand dollars ($1,250,000). Interest on the principal amount outstanding is due on the first day of each calendar quarter and interest is payable at the rate of ten percent (10%) per annum. The principal amount is due and payable in full April 30, 2012. As collateral for the repayment of the loan, the Company granted Heartland a security interest in substantially all of its assets. The Company’s right to obtain additional loans under the Loan Agreement expired on November 15, 2007, and no additional loans will be obtained by the Company there under (See Note 6).

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

For the years ended December 31, 2008 and December 31, 2007, the Company recognized, as non-cash interest expense, the amounts of $42,351 and $36,465, respectively. These amounts represent the amortized portion of the deferred debt issuing costs associated with the number of warrants exercisable under the warrant agreement with Heartland, valued utilizing the Black/Scholes model.

In September 2006, we borrowed $50,000 from two private lenders. One-half of the principal was due on November 15, 2006 and the remaining amounts owed were paid in full on June 1, 2007.

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

The Company used the Black-Scholes valuation model to estimate the fair value of its warrants established at the date the warrant agreement was entered into. Use of the Black-Scholes valuation model to estimate the fair value of our warrants requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each warrant on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for warrants issued during the year ended December 31, 2008:

	Heartland	Private Lenders

Risk-free interest rate	2.82% - 3.10%%	4.89%
Remaining life in years	2.89	2.00
Dividend yield	0	0
Expected volatility	165.85% - 156.95%	165.53%
Weighted average value per warrant	$0.17	$0.30

A summary of the status of the Company’s common stock warrants as of December 31, 2008, and changes during the year is presented below:

		Weighted Average
	Warrants	Exercise Price

Outstanding Warrants at December 31, 2007	1,068,508	$0.23

Issued	16,427	0.25
Cancelled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2008	1,084,935	0.23

Exercisable, December 31, 2008	1,084,935	$0.23

Outstanding				Exercisable
Exercise Prices	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.25	959,935	3.00	$0.25	959,935	$0.25
$0.10	125,000	2.00	$0.10	125,000	$0.10

17. Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2008 and 2007 the Company paid the following amounts for interest and income taxes:

	2008	2007

Cash paid for:
Interest	$-	$23,068

Income taxes	$-	$-

18. Loan Funding for Dental Practice Transition and Acquisition

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

19. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted.  The Company anticipates that the adoption of standards SFAS 141 and SFAS 160 will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48“), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns.  Upon review of the Company’s historical tax filings prior to 2007, and upon consultation with its tax advisors, the Company believed that it had taken tax positions in preceding years that could potentially result in reductions to it’s cumulative net operating loss carryforwards of approximately $231,535 at December 31, 2007. During the preparation of the Company’s tax filings for the tax year 2007, the Company amended its prior net operating loss carryforwards schedule to correctly restate such loss carryforwards, and believes that it is in compliance with FASB Interpretation No. 48 at December 31, 2008. The Company is subject to audit by the IRS and the State of Utah for the prior three years. The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, which becomes effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is evaluating what potential impact this statement might have with regard to its consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. This issue addresses certain equity-method accounting considerations and will become effective for fiscal years beginning on or after December 15, 2008, and any interim periods within those fiscal years. The Company is evaluating what potential impact this issue might raise with regard to its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested awards containing nonforfeitable rights to dividends (or dividend equivalents) are participating securities and should be included in earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

20. Subsequent Events

Issuance of Stock

On January 8, 2009, the Company authorized and issued 83,333 shares of common stock to a member dentist in connection with the Company’s profit sharing program. Profit sharing distributions are discretionary on the part of the Board of Directors, and granted to certain members who are deemed to have made significant contributions to Dental Cooperative through their membership and participation.

Default of Note Payable

On December 27, 2006, the Company entered into a Loan, Security and Warrant Agreement (the “Loan Agreement”) with Heartland Dental Care, Inc. (“Heartland”) for the provision of funding to the Company in an amount of up to $1,250,000 (See Note 6). In connection with the Loan Agreement, the Company and its subsidiaries delivered to Heartland a Secured Subordinated Note (the “Note”) in a principal amount of up to $1,250,000. To date, Heartland has provided the Company with funds under the Note in the principal amount of $500,000. The principal amount of the Note is due and payable in full on April 30, 2012. Interest is payable on the Note at the rate of 10% per annum and is due and payable on the first day of each calendar quarter commencing January 1, 2007; provided that during the first two years of the term of the Note (provided that no event of default has occurred or is continuing), payment of interest may be made at the option of the Company by issuing Heartland additional promissory notes of like kind and tenor in the amount of the accrued but unpaid interest of the Company. After the second anniversary of the Note, interest on the Note is payable solely in cash. As collateral for the Note, the Company granted Heartland a security interest and lien on substantially all of the tangible and intangible assets of the Company.

The Company elected to pay interest during the first two years of the Note by the issuance of additional debt. As a result, the Company’s first cash payment of interest in the amount of approximately $15,000 was due and payable on April 1, 2009. The Company failed to make such cash payment of interest when due and is in default under the terms of the Note. The Note does not contain a provision requiring Heartland to provide notice of default nor does it provide for a grace period before a failure to make payment will constitute a default under the Note. The Note provides that any installment of interest that is not paid when due will bear interest after the due date at the rate of 14% per annum. As a result of the missed payment, Heartland has the right, at its option, to declare the entire unpaid principal amount of the Note together with interest thereon to be immediately due and payable and to exercise the remedies available to it.

The Company has not received notice of default or demand for payment from Heartland with regard to the delinquent interest payment, or that the full amount of the outstanding note balance is immediately due and payable in full. The Company and Heartland have had preliminary communication regarding the resolution to these matters, with a favorable outcome probable resulting in the cure of the default and payment of the accrued interest. Accordingly, the December 31, 2008 financial statements continue to reflect the long-term nature of the Heartland Note and the related debt issuance costs.